Form 10-Q
period 1998-09-30
ORBCOMM CORP; ORBCOMM GLOBAL L P
filed 1998-11-16
CIK 1058416, 1021649

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998


                       Commission file number: 333-11149
                              ORBCOMM GLOBAL, L.P.
                          ORBCOMM GLOBAL CAPITAL CORP.
                              ORBCOMM CORPORATION
           (Exact Name of Registrants as Specified in their Charters)


                                                           54-1698039
                                                           54-1841164
                DELAWARE                                   54-1890273
      (State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization of Registrants)          Identification Nos.)


                         2455 HORSE PEN ROAD, SUITE 100
                            HERNDON, VIRGINIA 20171
             (Address of Registrants' Principal Executive Offices)
                                   (Zip Code)


                                (703)406-6000
             (Registrants' Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports); and (2) have been subject to such filing requirements for the past 90 days.

                             YES   X        NO

                                  ---      ---

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                   SEPTEMBER 30,       DECEMBER 31,
                                                       1998                1997
                                                 ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $        7,321      $       16,106
   Investments                                                 0              22,756
   Other assets                                            4,431               4,091
                                                 ----------------    ----------------
     Total Current Assets                                 11,752              42,953

ORBCOMM System, net                                      314,954             263,379
Other assets, net                                          4,897               5,527
Investments in and advances to affiliates                  3,101               5,110
                                                 ----------------    ----------------
        TOTAL ASSETS                              $      334,704      $      316,969
                                                 ================    ================


              LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Current portion of long-term debt              $        1,197      $        1,087
   Accounts payable - Orbital Sciences
     Corporation                                          43,603              21,100
   Other accounts payable and accrued
     liabilities                                          11,179              17,174
                                                 ----------------    ----------------
     Total Current Liabilities                            55,979              39,361
   Long-term debt                                        170,275             171,190
                                                 ----------------    ----------------
     Total Liabilities                                   226,254             210,551

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
   Teleglobe Mobile Partners                              60,850              57,834
   Orbital Communications Corporation                     47,600              48,584
                                                 ----------------    ----------------
     Total Partners' Capital                             108,450             106,418
                                                 ----------------    ----------------
        TOTAL LIABILITIES AND PARTNERS'
        CAPITAL                                   $      334,704      $      316,969
                                                 ================    ================


           (See accompanying notes to condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                            TOTAL
                                                                                         ACCUMULATED
                                                                                            DURING
                                                                                         DEVELOPMENT
                                             THREE MONTHS ENDED   NINE MONTHS ENDED         STAGE
                                                 SEPTEMBER 30,       SEPTEMBER 30,         THROUGH
                                            -------------------- --------------------    SEPTEMBER 30,
                                                1998      1997      1998      1997           1998
                                            ----------  -------- ---------- ---------   --------------
REVENUES:
   Product sales                            $      197  $    138  $     924  $    349     $    1,771
   Distribution fees                                 0         0          0         0          1,000
                                            ----------- --------- ---------- ---------    -----------
     Total revenues                                197       138        924       349          2,771

EXPENSES:
   Costs of product sales                          188       136        905       343          1,690
   Depreciation                                  3,021     1,854      7,359     5,345         20,905
   Engineering expenses                          4,644     2,445     11,969     5,858         25,582
   Marketing,
   administrative and
   other expenses                               10,886     2,595     24,089     5,428         43,151
                                            ----------- --------- ---------- ---------    -----------
     Total expenses                             18,739     7,030     44,322    16,974         91,328
                                            ----------- --------- ---------- ---------    -----------
     Loss from operations                      (18,542)   (6,892)   (43,398)  (16,625)       (88,557)

OTHER INCOME AND EXPENSES:
   Interest income, net
     of interest expense
     of $210, $206,
     $630 and $625,
     respectively                                  120       979        481     4,041          8,639
   Equity in losses of affiliates                 (818)   (1,853)    (4,051)   (5,524)       (17,920)
                                            ----------- --------- ---------- ---------    -----------

NET LOSS                                     $ (19,240) $ (7,766) $ (46,968) $(18,108)    $  (97,838)
                                            =========== ========= ========== =========    ===========


           (See accompanying notes to condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                      TOTAL
                                                                                       CASH
                                                                                       FLOWS
                                                                                      DURING
                                                                                    DEVELOPMENT
                                                            NINE MONTHS ENDED          STAGE
                                                               SEPTEMBER 30,          THROUGH
                                                        ------------------------   SEPTEMBER 30,
                                                            1998         1997           1998
                                                        -----------  -----------  ---------------
CASH FLOWS FROM  OPERATING ACTIVITIES:
   Net loss                                              $ (46,968)   $ (18,108)     $  (97,838)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH USED IN OPERATING ACTIVITIES:
   Depreciation                                              7,359        5,345          20,905
   Amortization of financing fees                              630          625           1,770
   Equity in losses of affiliates                            4,051        5,524          17,920
   Increase in other assets                                   (340)      (2,452)         (4,431)
   Increase in accounts payable -
        Orbital Sciences Corporation                        22,503            0          43,603
   Increase (decrease) in other
     accounts payable and accrued liabilities               (5,995)      (4,062)         11,179
                                                        -----------  -----------  --------------
         NET CASH USED IN OPERATING ACTIVITIES             (18,760)     (13,128)         (6,892)
                                                        -----------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (58,934)     (65,901)       (335,859)
   Increase in amount due from
     affiliates                                             (2,042)      (7,768)        (20,668)
   Purchase of investments                                  (5,195)     (39,660)       (189,184)
   Proceeds from sale of investments                        27,951       98,964         188,851
                                                        -----------  -----------  --------------
         NET CASH USED IN INVESTING ACTIVITIES             (38,220)     (14,365)       (356,860)
                                                        -----------  -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of long-term debt                  0            0         169,475
   Repayment of long-term debt                                (805)        (735)         (3,527)
   Partners' contributions                                  49,000            0         208,800
   Financing fees paid                                           0         (223)         (3,675)
                                                        -----------  -----------  --------------
         NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                             48,195         (958)        371,073
                                                        -----------  -----------  --------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                (8,785)     (28,451)          7,321

CASH AND CASH EQUIVALENTS:
     Beginning of period                                    16,106       56,870               0
                                                        -----------  -----------  --------------
CASH AND CASH EQUIVALENTS:
     End of period                                       $   7,321    $  28,419      $    7,321
                                                        ===========  ===========  ==============



           (See accompanying notes to condensed financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)   ORGANIZATION

      In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.


(2)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Company as of September 30, 1998, the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997, and the period from June 30, 1993 (date of inception) through September 30, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected in the future, although the Company anticipates a net loss for the year 1998.


(3)   RELATED PARTY TRANSACTIONS

      The Company paid Orbital $4,563,000 and $35,200,000 for the nine months ended September 30, 1998 and 1997, respectively, and approximately $195,000,000 for the period June 30, 1993 (date of inception) through December 31, 1997. Payments were made for work performed pursuant to the ORBCOMM System Design, Development and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, Orbital has deferred and has indicated that it will continue to defer invoicing of certain amounts under the Procurement Agreement until other funding arrangements for the Company are secured.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(4)   COMMITMENTS AND CONTINGENCIES

      In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

      On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio has been used to pay semi-annual interest that was due on the Notes in 1997 and 1998.

      The Company also has a $5,000,000 secured note with a financial institution of which $1,472,000 was outstanding as of September 30, 1998. The note bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104,000 through December 1999. The note is secured by equipment located at certain of the U.S. gateway Earth stations and the network control center, and is guaranteed by Orbital.


(5)    SUBSEQUENT EVENT

      On July 1, 1998, a registration statement (the "Registration Statement") filed by ORBCOMM Corporation with the Commission for the registration of 6,900,000 shares of Common Stock of ORBCOMM Corporation was declared effective by the Commission. No shares of Common Stock were sold by ORBCOMM Corporation under this Registration Statement. On October 26, 1998, the Commission declared effective a post-effective amendment to deregister 6,900,000 shares of ORBCOMM Corporation's Common Stock.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)




                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                1998                   1997
                                                         ------------------      ----------------
                                ASSETS
 CURRENT ASSETS:
     Accounts receivable                                      $      63              $     65
     Prepaid contract costs                                         464                   123
                                                         ------------------      ----------------
          TOTAL ASSETS                                              527                   188
                                                         ==================      ================

                   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities                 $      61              $    803
                                                         ------------------      ----------------
       Total Current Liabilities                                     61                   803
     Amount due to ORBCOMM Global, L.P.                          12,881                 8,635
                                                         ------------------      ----------------
       Total Liabilities                                         12,942                 9,438

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' CAPITAL:
     ORBCOMM Global, L.P.                                       (12,167)               (9,065)
     Orbital Communications Corporation                            (248)                 (185)
                                                         ------------------      ----------------
       Total Partners' Capital                                  (12,415)               (9,250)
                                                         ------------------      ----------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL             $     527              $    188
                                                         ==================      ================


           (See accompanying notes to condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)



                                                                                    TOTAL
                                                                                 ACCUMULATED
                                                                                   DURING
                                                                                 DEVELOPMENT
                                    THREE MONTHS ENDED     NINE MONTHS ENDED        STAGE
                                       SEPTEMBER 30,          SEPTEMBER 30,        THROUGH
                                   --------------------- ---------------------- SEPTEMBER 30,
                                      1998      1997        1998       1997         1998
                                   ---------  ---------- ----------  ---------- --------------
REVENUES:
     Product sales                 $      89  $      11   $    380   $      73     $      736
     Contract revenues                     0          0          0           0          4,203
     Service revenues                     40         11         82          30            138
                                 ------------ ---------- ----------  ----------    -----------
       Total revenues                    129         22        462         103          5,077


EXPENSES:
     Cost of product sales               156         98        524         240          1,169
     Marketing expenses                  862      1,007      3,103       3,367         16,333
                                 ------------ ---------- ----------  ----------    -----------
       Total expenses                  1,018      1,105      3,627       3,607         17,502
                                 ------------ ---------- ----------  ----------    -----------

 NET LOSS                          $    (889) $  (1,083)  $ (3,165)  $  (3,504)    $  (12,425)
                                 ============ ========== ==========  ==========    ===========



           (See accompanying notes to condensed financial statements)

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                                                    TOTAL
                                                                                                  CASH FLOWS
                                                                                                    DURING
                                                                                                  DEVELOPMENT
                                                                   NINE MONTHS ENDED                 STAGE
                                                                      SEPTEMBER 30,                 THROUGH
                                                                ------------------------          SEPTEMBER 30,
                                                                  1998           1997                 1998
                                                                ----------    ----------         --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                   $ (3,165)      $ (3,504)           $  (12,425)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
       CASH USED IN OPERATING ACTIVITIES
     Decrease (increase) in accounts receivable                       2             11                   (63)
     Increase in prepaid contract costs                            (341)             0                  (464)
     Increase (decrease) in accounts payable and
       accrued liabilities                                         (742)           191                    61
                                                              ----------     ----------          ------------
          NET CASH USED IN OPERATING ACTIVITIES                  (4,246)        (3,302)              (12,891)
                                                              ----------     ----------          ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in amount due to ORBCOMM Global, L.P.               4,246          3,302                12,881
     Partners' contributions                                          0              0                    10
                                                              ----------     ----------          ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES               4,246          3,302                12,891
                                                              ----------     ----------          ------------
 NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                       0              0                     0

 CASH AND CASH EQUIVALENTS:
     Beginning of period                                              0              0                     0
                                                              ----------     ----------          ------------
 CASH AND CASH EQUIVALENTS:
     End of period                                             $      0       $      0            $        0
                                                              ==========     ==========          ============


           (See accompanying notes to condensed financial statements)

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




(1)   ORGANIZATION

      In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.


(2)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM USA as of September 30, 1998, the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997, and the period from June 30, 1993 (date of inception) through September 30, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected in the future.


(3)   RELATED PARTY TRANSACTIONS

      As of September 30, 1998, ORBCOMM USA had a payable of $12,881,000 to the Company for amounts advanced to support ORBCOMM USA's efforts in establishing commercial and government markets in the United States ($8,635,000 as of December 31, 1997). ORBCOMM USA is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.

                                ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



(4)   COMMITMENTS AND CONTINGENCIES

      In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.


(5)    SUBSEQUENT EVENT

      On July 1, 1998, a registration statement (the "Registration Statement") filed by ORBCOMM Corporation with the Commission for the registration of 6,900,000 shares of Common Stock of ORBCOMM Corporation was declared effective by the Commission. No shares of Common Stock were sold by ORBCOMM Corporation under this Registration Statement. On October 26, 1998, the Commission declared effective a post-effective amendment to deregister 6,900,000 shares of ORBCOMM Corporation's Common Stock.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998          1997
                                                    -------------- -------------
                              ASSETS
CURRENT ASSETS:
    Accounts receivable                             $    1,016     $        0
    Inventory-gateways                                  26,228         19,580
                                                    -----------    -----------
         TOTAL ASSETS                               $   27,244     $   19,580
                                                    ===========    ===========


                LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Accounts payable and accrued liabilities        $      511     $    1,200
    Deferred revenue                                    24,799         13,270
                                                    -----------    -----------
       Total Current Liabilities                        25,310         14,470
    Amount due to ORBCOMM Global, L.P.                   7,784          9,990
                                                    -----------    -----------
       Total Liabilities                                33,094         24,460

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    ORBCOMM Global, L.P.                                (5,733)        (4,782)
    Teleglobe Mobile Partners                             (117)           (98)
                                                    -----------    -----------
       Total Partners' Capital                          (5,850)        (4,880)
                                                    -----------    -----------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL    $   27,244     $   19,580
                                                    ===========    ===========

           (See accompanying notes to condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                                                                  TOTAL
                                                                               ACCUMULATED
                                                                                  DURING
                                                                                DEVELOPMENT
                                    THREE MONTHS ENDED      NINE MONTHS ENDED     STAGE
                                       SEPTEMBER 30,           SEPTEMBER 30,      THROUGH
                                  ----------------------  --------------------- SEPTEMBER 30,
                                      1998      1997         1998       1997        1998
                                  ----------- ----------  ---------- ---------- -------------
REVENUES:
    Product sales                   $ 3,603    $    20     $ 3,747   $     54    $  3,811

EXPENSES:
    Cost of product sales             3,203         40       3,396         68       3,506
    Marketing expenses                  346        788       1,321      2,119       6,165
                                   ---------  ---------   --------- ----------  ----------
      Total expenses                  3,549        828       4,717      2,187       9,671
                                   ---------  ---------   --------- ----------  ----------

NET INCOME (LOSS)                   $    54    $  (808)    $  (970)  $ (2,133)   $ (5,860)
                                   =========  =========   ========= ==========  ==========


           (See accompanying notes to condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                                                          TOTAL CASH
                                                                                          FLOWS DURING
                                                                                          DEVELOPMENT
                                                                   NINE MONTHS ENDED         STAGE
                                                                     SEPTEMBER 30,          THROUGH
                                                                -----------------------  SEPTEMBER 30,
                                                                   1998         1997          1998
                                                                -----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $     (970)  $  (2,133)   $   (5,860)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Increase in accounts receivable                                 (1,016)        (20)       (1,016)
    Increase in inventory-gateways                                  (6,648)     (9,397)      (26,228)
    Increase (decrease) in accounts payable and
      accrued liabilities                                             (689)      2,963           511
    Increase in deferred revenue                                    11,529       4,122        24,799
                                                                -----------  ----------   -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          2,206      (4,465)       (7,794)
                                                                -----------  ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in amount due from ORBCOMM Global, L.P.                     0       1,309             0
                                                                -----------  ----------   -----------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                       0       1,309             0
                                                                -----------  ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in amount due to ORBCOMM Global, L.P.       (2,206)      3,156         7,784
    Partners' contributions                                              0           0            10
                                                                -----------  ----------   -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (2,206)      3,156         7,794
                                                                -----------  ----------   -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                      0           0             0

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                  0           0             0
                                                                -----------  ----------   -----------

CASH AND CASH EQUIVALENTS:
    End of period                                               $        0   $       0    $        0
                                                                ===========  ==========   ===========


           (See accompanying notes to condensed financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   ORGANIZATION

      In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite-based communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.


(2)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of ORBCOMM International as of September 30, 1998, the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997, and the period from June 30, 1993 (date of inception) through September 30, 1998. These condensed financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected in the future.


(3)   RELATED PARTY TRANSACTIONS

      As of September 30, 1998, ORBCOMM International had a payable of $7,784,000 to the Company for amounts advanced to support ORBCOMM
International's efforts in establishing commercial markets outside the United States ($9,990,000 as of December 31, 1997). ORBCOMM International is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


(4)   COMMITMENTS AND CONTINGENCIES

      Long-Term Debt

      In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



(4)   COMMITMENTS AND CONTINGENCIES - (Continued)

      Construction of Gateways

      In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations around the globe. During the third quarter of 1998, installation and final acceptance of the gateway in South Korea occurred. Additionally, as of September 30, 1998, ORBCOMM International had $26,228,000 of prepaid costs as inventory-gateways ($19,580,000 as of December 31, 1997) of which $15,042,000 represent advance payments to those manufacturers ($11,016,000 as of December 31, 1997). Total commitments under these manufacturing agreements approximate $18,000,000. Included in inventory-gateways is a portion of the engineering direct labor costs that are specifically related to the construction of gateways. As of September 30, 1998, $3,421,000 of such costs had been included in inventory-gateways ($1,609,000 as of December 31, 1997).


(5)   SERVICE LICENSE OR SIMILAR AGREEMENTS

      As of September 30, 1998, ORBCOMM International had signed 15 service license or similar agreements ("SLAs") with international licensees, 12 of which had associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of September 30, 1998, $27,366,000 had been received under these agreements and the associated gateway procurement agreements. Of this amount, $24,799,000 was recorded as deferred revenue ($13,270,000 as of December 31, 1997). ORBCOMM International is obligated to construct and deliver 12 gateways to certain international licensees under certain of these agreements (see note 4).


(6)   SUBSEQUENT EVENT

      On July 1, 1998, a registration statement (the "Registration Statement") filed by ORBCOMM Corporation with the Commission for the registration of 6,900,000 shares of Common Stock of ORBCOMM Corporation was declared effective by the Commission. No shares of Common Stock were sold by ORBCOMM Corporation under this Registration Statement. On October 26, 1998, the Commission declared effective a post-effective amendment to deregister 6,900,000 shares of ORBCOMM Corporation's Common Stock.

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA; UNAUDITED)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998          1997
                                                     -------------  ------------
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                           $      10     $      34
    Accounts receivable and other current assets              541           188
                                                     -------------  -----------



       Total Current Assets                                    551           222

Investments in and advances to affiliates, net              55,230        54,663
                                                     -------------  ------------


          TOTAL ASSETS                                 $   55,781    $   54,885
                                                     =============  ============



            LIABILITIES AND STOCKHOLDERS' DEFICIT


LIABILITIES:
    Accounts payable and accrued liabilities           $      400    $    1,137

    Due to affiliates                                     110,855        84,160
                                                     -------------  ------------

       Total Liabilities                                  111,255        85,297

Non-controlling interest in net assets of
consolidated subsidiary                                    (6,084)       (4,533)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Common stock, par value $0.01;
        8,000,000 shares authorized; 4,783,717
        and 4,751,292 shares issued;
        4,689,145 and 4,656,720 shares
        outstanding, respectively                              48            48
    Additional paid-in capital                                452           350
    Treasury stock, at cost, 95,572 and 94,572
      shares, respectively                                   (771)         (730)
    Accumulated deficit                                   (49,119)      (25,547)
                                                     -------------  ------------
       Total Stockholders' Deficit                        (49,390)      (25,879)
                                                     -------------  ------------


       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   55,781    $   54,885
                                                     =============  ============


    (See accompanying notes to condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS; UNAUDITED)


                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                          ---------------------   ----------------------
                                            1998        1997         1998       1997
                                          ---------  ----------   ----------  ----------
REVENUES:
    Product sales and service revenues    $     129  $       22    $     462  $     103

EXPENSES:
    Cost of product sales                       156          98          524        240

    Marketing, administrative and
      other expenses                            871       1,018        3,128      2,816
                                          ---------  ----------   ----------- ----------
         Total expenses                       1,027       1,116        3,652      3,056
                                          ---------  ----------   ----------- ----------
         Loss from operations                  (898)     (1,094)      (3,190)    (2,953)

OTHER INCOME AND EXPENSES:
    Equity in losses of affiliates           (9,184)     (3,352)     (21,933)    (7,337)

    Non-controlling interest in net
      losses of consolidated subsidiary         436         531        1,551      1,717
                                          ---------  ----------   ----------- ----------

NET LOSS                                  $  (9,646) $   (3,915)   $ (23,572) $  (8,573)
                                          ========== ===========  =========== ==========

    (See accompanying notes to condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)


                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -----------------------
                                                            1998          1997
                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(23,572)     $(8,573)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH USED IN OPERATING ACTIVITIES:
    Equity in losses of affiliates                            21,933        7,337

    Non-controlling interest in net losses of
      consolidated subsidiary                                 (1,551)      (1,717)
    Increase in accounts receivable and other current
      assets                                                    (353)         (14)
    Decrease in accounts payable and accrued
      liabilities                                               (737)          23
                                                           ----------     --------
       NET CASH USED IN OPERATING ACTIVITIES                  (4,280)      (2,944)
                                                           ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in and advances to affiliates                 (22,500)           0
                                                           -----------    ---------

       NET CASH USED IN INVESTING ACTIVITIES                  (22,500)           0
                                                           -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common stock to employees              102          140

    Purchases of treasury stock, net of reimbursement
      from ORBCOMM Global, L.P.                                   (41)        (581)


    Net borrowings from affiliates                             26,695        3,320
                                                            ----------     --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES               26,756        2,879
                                                            ----------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (24)         (65)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                            34          142
                                                            ----------    ---------

CASH AND CASH EQUIVALENTS:
    End of period                                            $     10      $    77
                                                            ==========    =========

    (See accompanying notes to condensed consolidated financial statements)

                       ORBITAL COMMUNICATIONS CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)   ORGANIZATION

      Orbital Communications Corporation ("OCC") is a majority owned and controlled subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. (the "Company" or "ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). OCC and Teleglobe Mobile are each 50% general partners in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, OCC is a 2% direct general partner in ORBCOMM USA, and Teleglobe Mobile is a 2% direct general partner in ORBCOMM International. Directly and indirectly, OCC currently holds and controls 51% of ORBCOMM USA and holds 49% of ORBCOMM International. Consequently, OCC consolidates the financial results of ORBCOMM USA.


(2)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of OCC as of September 30, 1998, the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month period ended September 30, 1998 and 1997. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected in the future.


(3)   RELATED PARTY TRANSACTIONS

      OCC obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing agreement. As of September 30, 1998 and December 31, 1997, OCC owed Orbital $97,948,000 and $75,513,000, respectively, none of which is currently payable.

      ORBCOMM USA currently obtains all of its funding from ORBCOMM via a non-interest bearing intercompany borrowing agreement. As of September 30, 1998 and December 31, 1997 ORBCOMM USA owed ORBCOMM $12,881,000 and $8,635,000, respectively, none of which is currently payable.


(4) COMMITMENTS AND CONTINGENCIES

      On August 7, 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future service revenues of the Company. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to OCC's shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe and Technology Resources Industries Bhd.), limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

                       ORBITAL COMMUNICATIONS CORPORATION

                                   (UNAUDITED)




(5)  SUBSEQUENT EVENT

      On July 1, 1998, a registration statement (the "Registration Statement") filed by ORBCOMM Corporation with the Commission for the registration of 6,900,000 shares of Common Stock of ORBCOMM Corporation was declared effective by the Commission. No shares of Common Stock were sold by ORBCOMM Corporation under this Registration Statement. On October 26, 1998, the Commission declared effective a post-effective amendment to deregister 6,900,000 shares of ORBCOMM Corporation's Common Stock.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS; UNAUDITED)


                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         1998               1997
                                                   ---------------    --------------
                          ASSETS

 CURRENT ASSETS:
     Cash and cash equivalents                            $ 1,106           $ 1,439

     Accounts receivable                                    1,018                40

     Inventory-gateways                                    26,228            19,580
                                                          -------           -------

        Total Current Assets                               28,352            21,059

  Investments in affiliates                                62,785            59,645
                                                          -------           -------
          TOTAL ASSETS                                    $91,137           $80,704
                                                          =======           =======



             LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
     Accounts payable and accrued liabilities             $   557           $ 1,565

     Deferred revenue                                      24,799            13,270
                                                          -------           -------

        Total Current Liabilities                          25,356            14,835

     Amount due to ORBCOMM Global, L.P.                     7,784             9,990
                                                          -------           -------

        Total Liabilities                                  33,140            24,825

 Non-controlling interest in net assets of
   ORBCOMM International Partners, L.P.                    (2,866)           (2,391)

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' CAPITAL:
     Teleglobe Mobile, L.P.                                45,592            40,381

     TR (U.S.A.) Ltd.                                      14,809            17,481

     Teleglobe Mobile Investment Inc.                         462               408
                                                          -------           -------

        Total Partners' Capital                            60,863            58,270
                                                          -------           -------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL         $91,137           $80,704
                                                          =======           =======

    (See accompanying notes to condensed consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS; UNAUDITED)


                                                                                     TOTAL
                                                                                   ACCUMULATED
                                                                                     DURING
                                                                                   DEVELOPMENT
                                                                                     STAGE
                                           THREE MONTHS ENDED  NINE MONTHS ENDED    THROUGH
                                            SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,
                                           -----------------   ------------------ -------------
                                            1998      1997      1998      1997        1998
                                           --------  -------   --------  --------  ------------
REVENUES:
    Product sales                           $3,603   $   20     $3,747   $    54   $    3,811

EXPENSES:
    Cost of product sales                    3,203       40      3,396        68        3,506

    Marketing, administrative and other
      expenses                                 371      817      1,422     2,210        8,635
                                          --------- --------  ---------  --------   ----------
       Total expenses                        3,574      857      4,818     2,278       12,141
                                          --------- --------  ---------  --------   ----------
       Income (loss) from operations            29     (837)    (1,071)   (2,224)      (8,330)

OTHER INCOME AND EXPENSES:
    Interest income (expense), net              14       19         49        58        1,997
    Equity in losses of ORBCOMM Global,
      L.P.                                  (9,764)  (3,604)   (23,360)   (8,414)     (47,226)
    Non-controlling interest in losses
      (gain) of ORBCOMM International
      Partners, L.P.                           (27)     397        475     1,046        2,871
                                          --------- --------  ---------  --------   ----------

NET LOSS                                  $ (9,748) $(4,025)  $(23,907)  $(9,534)   $ (50,688)
                                          ========= ========  =========  ========   ==========


    (See accompanying notes to condensed consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                TOTAL
                                                                              CASH FLOWS
                                                                                DURING
                                                                              DEVELOPMENT
                                                         NINE MONTHS ENDED      STAGE
                                                           SEPTEMBER 30,       THROUGH
                                                      ---------------------- SEPTEMBER 30,
                                                         1998       1997         1998
                                                      ----------- ----------  -----------
CASH FLOWS FROM  OPERATING ACTIVITIES:
    Net loss                                          $  (23,907) $  (9,534)  $  (50,688)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
      CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES:
    Equity in losses of ORBCOMM Global, L.P.              23,360      8,414       47,226
    Non-controlling interest in losses (gain) of
      ORBCOMM International Partners, L.P.                  (475)    (1,046)      (2,871)
    Increase in accounts receivable                         (978)       (22)      (1,018)
    Increase in inventory-gateways                        (6,648)    (9,397)     (26,228)
    Increase (decrease) in accounts payable and
      accrued liabilities                                 (1,008)     2,874          557
    Increase in deferred revenue                          11,529      4,122       24,799
                                                      ----------- ----------  -----------
          NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES                                       1,873     (4,589)      (8,223)
                                                      ----------- ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in affiliates                            (26,500)         0     (111,025)
    Decrease in amount due from ORBCOMM Global, L.P.           0      1,309            0
                                                      ----------- ----------  -----------
          NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES                                     (26,500)     1,309     (111,025)
                                                      ----------- ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in amount due to ORBCOMM
      Global, L.P.                                        (2,206)     3,156        7,784
    Partners' contributions                               26,500          0      112,565
    Non-controlling interest in net assets of
      ORBCOMM International Partners, L.P.                     0          0            5
                                                      ----------- ----------  -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES       24,294      3,156      120,354
                                                      ----------- ----------  -----------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                        (333)      (124)       1,106

CASH AND CASH EQUIVALENTS:
    Beginning of period                                    1,439      1,618            0
                                                      ----------- ----------  -----------

CASH AND CASH EQUIVALENTS:
    End of period                                     $    1,106  $   1,494   $    1,106
                                                      =========== ==========  ===========

    (See accompanying notes to condensed consolidated financial statements)

                            TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)   ORGANIZATION

      Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), was formed in 1993 for purposes of acting as a general and a limited partner in ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership providing data and messaging communications services using a low-Earth orbit satellite-based communications system (the "ORBCOMM System"). The Partnership holds a 50% participation percentage ("Participation Percentage") in the Company, which in turn holds a 98% Participation Percentage in each of ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two other partnerships formed to market the ORBCOMM System. The Partnership also holds directly a 2% Participation Percentage in ORBCOMM International, bringing its direct and indirect Participation Percentage in ORBCOMM International to 51%. Consequently, the Partnership consolidates the financial results of ORBCOMM International.


(2)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 1998, the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997, and the period from July 21, 1993 (date of inception) through September 30, 1998. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures and, therefore, should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission"). Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected in the future.


(3)   RELATED PARTY TRANSACTIONS

      As of September 30, 1998, ORBCOMM International had a payable of $7,784,000 to the Company for amounts advanced to support ORBCOMM
International's efforts in establishing commercial markets outside the United States ($9,990,000 as of December 31, 1997). ORBCOMM International is currently in development stage and obtains funds to support its operations through non-interest bearing advances from the Company.


(4)   COMMITMENTS AND CONTINGENCIES

      Long-Term Debt

      In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, Orbital Communications Corporation ("OCC"), ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(4)   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

      Construction of Gateways

      In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations around the globe. During the third quarter of 1998, installation and final acceptance of the gateway in South Korea occurred. Additionally, as of September 30, 1998, ORBCOMM International had $26,228,000 of prepaid costs as inventory-gateways ($19,580,000 as of December 31, 1997) of which $15,042,000 represent advance payments to those manufacturers ($11,016,000 as of December 31, 1997). Total commitments under these manufacturing agreements approximate $18,000,000. Included in inventory-gateways is a portion of the engineering direct labor costs that are specifically related to the construction of gateways. As of September 30, 1998, $3,421,000 of such costs had been included in inventory-gateways ($1,609,000 as of December 31, 1997).


(5)   SERVICE LICENSE OR SIMILAR AGREEMENTS

      As of September 30, 1998, ORBCOMM International had signed 15 service license or similar agreements ("SLAs") with international licensees, 12 of which had associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of September 30, 1998, $27,366,000 had been received under these agreements and the associated gateway procurement agreements. Of this amount, $24,799,000 was recorded as deferred revenue ($13,270,000 as of December 31, 1997). ORBCOMM International is obligated to construct and deliver 12 gateways to certain international licensees under certain of these agreements (see note 4).


(6)   SUBSEQUENT EVENT

      On July 1, 1998, a registration statement (the "Registration Statement") filed by ORBCOMM Corporation with the Commission for the registration of 6,900,000 shares of Common Stock of ORBCOMM Corporation was declared effective by the Commission. No shares of Common Stock were sold by ORBCOMM Corporation under this Registration Statement. On October 26, 1998, the Commission declared effective a post-effective amendment to deregister 6,900,000 shares of ORBCOMM Corporation's Common Stock.

                              ORBCOMM CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                             SEPTEMBER 30,  MARCH 31,
                                                                1998          1998
                                                             ------------ ------------
                                     ASSETS
    Cash                                                           $ 100        $ 100
                                                             ------------ ------------
         TOTAL ASSETS                                              $ 100        $ 100
                                                             ============ ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

    Liabilities                                                    $ -          $ -
    Stockholder's equity
       Common Stock, par value $0.01;
       150,000,000 shares authorized;
       100 shares issued and outstanding                               1            1
    Additional paid-in capital                                        99           99
    Retained earnings                                                  -            -
                                                             ------------ ------------
      Total stockholder's equity                                     100          100
                                                             ------------ ------------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 100        $ 100
                                                             ============ ============

                (See accompanying notes to financial statement)

                               ORBCOMM CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)




(1)     ORGANIZATION

        ORBCOMM Corporation was incorporated under the laws of the State of Delaware on March 23, 1998. ORBCOMM Corporation was formed for the sole purpose of investing in and acting as a general partner of ORBCOMM Global, L.P. (the "Company"), a Delaware limited partnership. ORBCOMM Corporation is authorized to issue 150,000,000 shares of common stock of $.01 par value, of which 100 shares are issued and outstanding and held by the Company.


(2)      SUBSEQUENT EVENT

        On July 1, 1998, a registration statement (the "Registration Statement") filed by ORBCOMM Corporation with the Securities and Exchange Commission (the "Commission") for the registration of 6,900,000 shares of Common Stock of ORBCOMM Corporation was declared effective by the Commission. No shares of Common Stock were sold by ORBCOMM Corporation under this Registration Statement. On October 26, 1998, the Commission declared effective a post-effective amendment to deregister 6,900,000 shares of ORBCOMM Corporation's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         In 1993, ORBCOMM Global, L.P. ("ORBCOMM" or the "Company") was formed by Orbital Sciences Corporation ("Orbital"), acting through Orbital Communications Corporation ("OCC"), and Teleglobe Inc. ("Teleglobe"), acting through Teleglobe Mobile Partners ("Teleglobe Mobile"). Each of OCC and Teleglobe Mobile acquired and currently owns a 50% partnership interest in the Company, with Technology Resources Industries Bhd. ("TRI"), through TR (U.S.A.) Ltd., now holding a 30% interest in Teleglobe Mobile. Concurrently with the formation of the Company, OCC and Teleglobe Mobile formed two partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International" and, together with ORBCOMM USA, the "Marketing Partnerships"), to market services using the Company's low-Earth orbit satellite-based data and messaging communications system (the "ORBCOMM System") in the United States and internationally, respectively. The Company is a 98% general partner in each of the Marketing Partnerships, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the licenses granted to it by the Federal Communications Commission (the "FCC") for the ORBCOMM System (the "FCC Licenses"), consistent with FCC regulations.

         As of September 30, 1998, Orbital, through OCC, and Teleglobe and TRI, through Teleglobe Mobile, had invested in the aggregate approximately $209 million in ORBCOMM. In addition, on August 7, 1996, the Company and ORBCOMM Global Capital Corp. completed a private placement (the "Old Notes Offering") of $170.0 million aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). In January 1997, all of the Old Notes were exchanged for notes that are substantially similar to the Old Notes, except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

         The Company provides two-way data and messaging communications services through the ORBCOMM System. The Company's current primary target markets include: (i) fixed asset monitoring services for electric utility meters, oil and gas storage tanks, wells and pipelines and environmental projects; (ii) mobile asset tracking services for commercial vehicles, trailers, containers, rail cars, heavy equipment, fishing vessels, barges and government assets; and
(iii) messaging services for consumers and commercial and government entities. Future target markets are expected to include: (i) tracking, messaging and security services for automobiles; (ii) monitoring applications for home security systems; and (iii) additional U.S. and foreign government applications. The Company markets its services to customers within the United States indirectly through value-added resellers ("VARs") and directly through internal VARs ("Internal VARs"), and internationally through international licensees ("International Licensees") that may distribute ORBCOMM services directly or through a distribution network.

         On March 23, 1998, the Company formed ORBCOMM Corporation, a Delaware corporation, for the sole purpose of investing in and acting as a general partner of the Company. The Company currently holds all of the 100 issued and outstanding shares of ORBCOMM Corporation.

ORGANIZATIONAL STRUCTURE; FINANCIAL REPORTING

         Pursuant to the terms of the partnership agreements for the Company and the Marketing Partnerships: (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of the Company; (ii) OCC controls the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, the Company accounts for the Marketing Partnerships using the equity method of accounting. The Company does not consolidate, and therefore does not report in its financial statements, ORBCOMM USA's and ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, the Company's proportionate share of the net income and losses of the Marketing Partnerships is recorded under the caption "Equity in losses of affiliates" in the Company's financial statements. Correspondingly, the Company's investment in the Marketing Partnerships is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates." Investors are encouraged to refer to the financial statements of both ORBCOMM USA and ORBCOMM International included elsewhere in this report.

         ORBCOMM USA pays to OCC an output capacity charge (the "Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM USA's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and exclusive use of the tangible assets (including software) located in the United States to be delivered to the Company pursuant to certain procurement agreements (the "System Assets"). In consideration of the construction and financing of the System Assets by the Company, OCC, in turn, pays to the Company a system charge that is a quarterly fee equal to the Output Capacity Charge less 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total system service revenues ("Total Aggregate Revenues"). If the Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, then OCC is not required to pay any portion of the system charge to the Company.

         ORBCOMM International pays to Teleglobe Mobile an international output capacity charge (the "International Output Capacity Charge") that is a quarterly fee equal to 23% of ORBCOMM International's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In consideration of the grant by the Company to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States, Teleglobe Mobile, in turn, pays to the Company a system charge that is a quarterly fee equal to the International Output Capacity Charge less 1.15% of Total Aggregate Revenues. If the International Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, Teleglobe Mobile is not required to pay any portion of the system charge to the Company.

SERVICE ROLL-OUT

         The Company believes that it will provide a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world, enabling such customers to collect data from multiple locations, track assets on a global basis and transmit and receive short text messages outside the coverage area of other systems. The Company launched eight additional satellites in September 1998, completing its initial satellite constellation. A substantial portion of the 28 satellites launched to date have been placed in commercial service and the Company anticipates that additional satellites will be placed in commercial service in the next several months. An additional eight satellites that will create a planned 36-satellite enhanced constellation with increased capacity and improved service in equatorial regions are expected to be launched in the third quarter of 1999.

         The U.S. ground segment, including the network control center and four gateway Earth stations (the "U.S. Ground Segment"), is operational. Gateways located in Italy, South Korea and Japan have successfully completed initial acceptance testing. Starting in 1999, the Company expects that certain of its International Licensees will offer ORBCOMM services in portions of Europe and South America, and in Canada, Japan, Malaysia, Mexico and Morocco, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory and other approvals.

REVENUES

         Domestically, the Company generates revenues from the direct sale of satellite access and usage to the VARs, which sales to date have been primarily for resale to beta test customers. The pricing of satellite capacity is based on many variables, including the availability and cost of substitute services, the cost of providing service and the nature of the customer application. Pricing generally is based on a wholesale pricing structure that incorporates an initial activation charge, a recurring monthly charge for access to the ORBCOMM System and charges based on the customer's usage.

         The Company expects that in the fourth quarter of 1998 it will also generate revenues from the sale of data and messaging communications services and applications developed and distributed by the Internal VARs. The pricing of services provided by the Internal VARs will be based on a pricing structure similar to the VAR pricing structure, except that the Internal VAR pricing structure will generate additional revenues from value-added software, hardware and services provided to the customer.

         The Company has in the past entered into agreements and may, in the future, enter into additional agreements, to purchase subscriber units for resale. Historically, the Company has not generated substantial revenues from the sale of subscriber units. During 1998, the Company committed to purchase $6.2 million of subscriber units from certain manufacturers to accelerate initial customer sales by the VARs, Internal VARs and International Licensees. The Company expects to sell these subscriber units at prices equal to or greater than cost, although there can be no assurance that the Company will be able to do so.

         Internationally, the Company generates revenues through license fees paid by, and through the sale of gateways to, International Licensees. In addition, all International Licensees will pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. International Licensees' gross operating revenues are based on a wholesale pricing structure similar to the prices charged to the VARs, which include an activation charge, a recurring monthly access charge and a usage charge. On execution of a service license or similar agreement ("SLA") by the International Licensee, an International Licensee purchases a gateway or gateway components from the Company pursuant to a gateway procurement contract or arranges to share a gateway with an International Licensee that is in close proximity. Cash received under the gateway procurement contracts is accounted for as deferred revenues and generally recognized when the gateway has successfully completed on-site acceptance testing. Distribution fees and license fees from SLAs are generally accounted for as deferred revenues and recognized ratably over the term of the agreements or when the Company's obligations under the agreements are substantially completed.

OPERATING EXPENSES

         The Company owns and operates the assets that comprise the ORBCOMM System other than the FCC Licenses (which are held by OCC, with certain contractual rights relating thereto granted to the Company). Satellite-based communications systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. The Company has been depreciating certain of its assets beginning in 1996, when commercial operation of the ORBCOMM System began. Costs of products sold consists of the sale of subscriber units. During 1998, the Company agreed to pay to Magellan Corporation, a majority-owned subsidiary of Orbital, a subsidy for each Magellan subscriber unit sold, through March 1999, up to an aggregate of $2.4 million. Additionally, the Company incurs engineering expenses related to the development and operation of the ORBCOMM System and marketing, administrative and other expenses related to the operation of the ORBCOMM System. The Company also has incurred expenses related to the development of the Internal VARs, which are included in marketing expenses. The Company anticipates that its expenses related to the continued development and operation of the Internal VARs (including the development of applications for customers) will increase substantially as the Company expands the marketing and distribution efforts of the Internal VARs.

RESULTS OF OPERATIONS -- ORBCOMM

         The Company commenced limited commercial service in the United States in February 1996 and has generated nominal revenues and substantial negative cash flows to date. The Company's activities have focused primarily on the acquisition of U.S. regulatory approvals for the operation of the ORBCOMM System, the design, construction and launch of satellites, the design and construction of associated ground network and operating systems (including associated software), the development of subscriber unit manufacturing sources, the negotiation of agreements with VARs and International Licensees, the development of Internal VARs, the development of customer software and hardware applications, preliminary marketing and sales activities associated with the Company's limited commercial operations to date and the hiring of key personnel.

         Income. In 1995, the Company received a nonrefundable distribution fee from a potential International Licensee. The Company recognized this nonrefundable distribution fee over the term of the relevant agreement. No such fees were received in earlier periods or during the nine months ended September 30, 1998 and 1997, respectively.

         In late 1994, the Company borrowed $5.0 million, at an interest rate of 9.2% per annum, from MetLife Capital Corporation ("MetLife") pursuant to a Loan and Security Agreement dated December 22, 1994 between MetLife and the Company (the "MetLife Note") to help finance a portion of the ORBCOMM System. In addition, in

August 1996, the Company closed the Old Notes Offering. The proceeds from the sale of the Old Notes had been invested primarily in short-term government securities, with certain restrictions attached to all of the investment portfolio. A portion of the net proceeds of the Old Notes Offering, sufficient to pay when due all remaining interest and principal payments on the MetLife Note, was deposited into a segregated account. In January 1997, all of the Old Notes were exchanged for the Notes. The Company recognized interest income (net of interest expenses of $210,000 and $206,000) on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering of $120,000 and $979,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Company recognized interest income (net of interest expenses of $630,000 and $625,000) of $481,000 and $4.0 million, respectively, on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering.

         Expenses. As discussed above, the Company is in development stage. During the construction phase of the ORBCOMM System, the Company has capitalized all construction costs, consisting primarily of satellites, launch vehicles and the U.S. Ground Segment acquired from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the period incurred. Interest expense, where appropriate, related to the MetLife Note, the Old Notes and the Notes has been capitalized as part of the historical cost of the ORBCOMM System.

         The Company incurred $10.9 million and $2.6 million of marketing, administrative and other expenses for the three months ended September 30, 1998 and 1997, respectively, and $24.1 million and $5.4 million of marketing, administrative and other expenses for the nine months ended September 30, 1998 and 1997, respectively. Marketing, administrative and other expenses were higher period over period due in substantial part to costs relating to an increased number of employees. In addition, expenses for the three months and nine months ended September 30, 1998 include expenses incurred by the Company of $2.2 million relating to the proposed initial public offering of securities by ORBCOMM Corporation, which offering was terminated in October 1998. The Company incurred $4.6 million and $2.4 million of ORBCOMM System engineering expenses for the three months ended September 30, 1998 and 1997, respectively, and $12.0 million and $5.9 million of ORBCOMM System engineering expenses for the nine months ended September 30, 1998 and 1997, respectively. The Company is capitalizing the portion of engineering direct labor costs that relates to hardware and system designs development and coding of the software products that enhance the operation of the ORBCOMM System. The Company also incurred $3.0 million and $1.9 million in ORBCOMM System depreciation expense for the three months ended September 30, 1998 and 1997, respectively, and $7.4 and $5.3 million in ORBCOMM System depreciation expense for the nine months ended September 30, 1998 and 1997, respectively, as the ORBCOMM System became available for commercial service in early 1996.

         Equity in Losses of Affiliates. The Company recognized its share of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses, of $818,000 and $1.9 million for the three months ended September 30, 1998 and 1997, respectively, and $4.1 million and $5.5 million for the nine months ended September 30, 1998 and 1997, respectively. Each of ORBCOMM USA and ORBCOMM International formally began their marketing efforts in 1995 in anticipation of commercial service beginning in 1996.

RESULTS OF OPERATIONS -- ORBCOMM USA

         Income. For the three months ended September 30, 1998 and 1997, ORBCOMM USA recognized revenues relating to the provision of products and services of $129,000 and $22,000, respectively, and for the nine months ended September 30, 1998 and 1997, ORBCOMM USA recognized revenues relating to the provision of products and services of $462,000 and $103,000, respectively. The costs of product sales associated with such revenues were $156,000 and $98,000 for the three months ended September 30, 1998 and 1997, respectively, and $524,000 and $240,000 for the nine months ended September 30, 1998 and 1997, respectively.

         Expenses. ORBCOMM USA incurred $862,000 and $1.0 million of marketing expenses for the three months ended September 30, 1998 and 1997, respectively, and $3.1 million and $3.4 million of marketing expenses for the nine months ended September 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS -- ORBCOMM INTERNATIONAL

         Expenses. ORBCOMM International incurred $346,000 and $788,000 of marketing expenses for the three months ended September 30, 1998 and 1997, respectively, and $1.3 million and $2.1 million of marketing expenses for the nine months ended September 30, 1998 and 1997, respectively.

         Service License or Similar Agreements. As of September 30, 1998, ORBCOMM International had signed 15 SLAs with International Licensees, 12 of which have associated gateway procurement contracts and software license agreements. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way data and messaging communications services outside the United States. As of September 30, 1998, $27.4 million had been received under these agreements and the associated gateway procurement agreements, of which $24.8 million was recorded as deferred revenue.

         Construction of Gateways. ORBCOMM International is obligated to construct and deliver 12 gateways to certain International Licensees. During the third quarter of 1998, the installation and final acceptance of the gateway located in South Korea occurred. As a result, the revenue and the associated costs for construction and delivery of the gateway have been reflected in the third quarter statements of operations.

SUPPLEMENTAL DATA

         Set forth below is certain supplemental data for the ORBCOMM System comprising data of the Company, ORBCOMM USA and ORBCOMM International for the nine months ended September 30, 1998. Such supplemental data should be read in conjunction with the financial statements of the Company, ORBCOMM USA and ORBCOMM International and the notes thereto located elsewhere in this report.

                               SUPPLEMENTAL DATA
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                          (IN THOUSANDS; UNAUDITED)

                                                                               ORBCOMM          ELIMINATION
                                    ORBCOMM            ORBCOMM USA          INTERNATIONAL         ENTRIES           TOTAL
                                 ------------------  -----------------   ------------------   ----------------   ------------
Total revenue                     $       924         $          462       $        3,747      $         (776)    $    4,357


Interest income (expense), net            481  (1)                 0                    0                                481

Expenses                               44,322  (2)             3,627                4,717                 776         51,890

Loss before interest and taxes        (43,398) (3)            (3,165)                (970)                           (47,533)

Net loss                              (42,917) (3)            (3,165)                (970)                           (47,052)

Capital expenditures                   58,934  (4)                 0                    0                             58,934





                               SUPPLEMENTAL DATA
                            AS OF SEPTEMBER 30, 1998
          (IN THOUSANDS, EXCEPT FOR SUBSCRIBER UNIT DATA; UNAUDITED)


                                                                                  ORBCOMM
                                        ORBCOMM           ORBCOMM USA          INTERNATIONAL        TOTAL
                                   ------------------   -----------------   -------------------  -------------
Cash and cash equivalents          $           7,321    $              0    $                0   $      7,321

ORBCOMM System, net                          314,954                   0                     0        314,954

Total debt                                   171,472                   0                     0        171,472

Subscriber units(5)                                0               1,600                   490          2,090



---------------------------------
(1)  Net of $630,000 of amortization of deferred financing fees.

(2) Includes depreciation expense of $7.4 million. Interest expense of $18.0 million was capitalized for the nine-month period ended September 30, 1998.

(3)  Excludes equity in losses of affiliates of $4.1 million.

(4) Represents capital expenditures, principally for the construction of the space and ground network system elements.

(5) Represents units that either generate revenues or are used in beta testing. These units do not include units that are used for demonstration purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred cumulative net losses from inception. The Company has financed its operations to date, primarily with capital contributions from its partners and through financing activities. For the nine-month period ended September 30, 1998, net cash used in operating activities was $18.8 million primarily as a result of a net loss (excluding non-cash charges for depreciation, amortization and equity in losses of affiliates) of $34.9 million and a decrease in accounts payable and accrued liabilities of $6.0 million. This was offset primarily by an increase in accounts payable to Orbital of $22.5 million for the nine months ended September 30, 1998.

         Cash flows used in investing activities for the nine-month period ended September 30, 1998 were $38.2 million, primarily as a result of additional capital expenditures, advances to affiliates and purchases and sales of securities. For the nine-month period ended September 30, 1998, the Company invested $58.9 million, including $18.0 million of capitalized interest, for satellite constellation design, construction and launch services and design and construction of the U.S. Ground Segment. In addition, the Company advanced an additional $2.0 million, net of cash receipts for international operations, to ORBCOMM USA and ORBCOMM International to support their marketing activities. This use of cash was partially offset by $22.7 million of net proceeds from the sale of securities.

         Cash flows provided by financing activities for the nine-month period ended September 30, 1998 were $48.2 million. This amount principally reflects additional capital contributions of the Company's current partners of $49.0 million.

         Expected future uses of cash include capital expenditures related to the completion of the satellite constellation, debt servicing and working capital requirements. In addition, the Company intends to continue to increase marketing and product development expenditures in anticipation of expanded commercial operations. The total cost of the 36-satellite enhanced constellation is expected to be approximately $332.0 million through the third quarter of 1999. Of this amount, $244.0 million is for the design, development and construction of the satellite constellation and launch services, $39.0 million is for the design and construction of the U.S. Ground Segment, $17.0 million is for insurance and approximately $32.0 million is for other system costs such as engineering and billing system costs. As of September 30, 1998, $283.4 million had been expended for the ORBCOMM System, excluding a total of $52.5 million of interest expenses that have been capitalized. The foregoing information reflects the Company's current estimate of its funding requirements for the ORBCOMM System through the third quarter of 1999. Actual amounts may vary from such estimates for a variety of reasons, including delays or launch or satellite failures.

         The Company expects to continue to generate negative cash flows through all of 1998 and at least a substantial portion of 1999. The Company expects that a portion of its cash requirements will be met through cash expected to be generated from operations. The Company's ability to generate significant revenues is subject to numerous uncertainties. Through the remainder of 1998 and during 1999, the Company expects to receive additional cash payments related to certain milestones under agreements with International Licensees. The Company's service and equipment contracts are U.S. dollar-based and do not generate foreign currency risk. Through September 30, 1998, OCC and Teleglobe Mobile had made capital contributions to the Company totaling approximately $209 million. In July 1998, ORBCOMM Corporation, which was organized for the sole purpose of investing in and acting as a general partner of the Company, postponed its anticipated initial public offering and in October 1998 elected to terminate this offering. As a result of the postponement of the initial public offering by ORBCOMM Corporation, OCC and Teleglobe Mobile have each reaffirmed their commitments to provide funding to the Company while considering options for future financing at the Company. The Company believes that the anticipated capital contributions from its partners, the deferral of invoicing of certain amounts under the ORBCOMM System Procurement Agreement between the Company and Orbital until alternative financing arrangements are secured and the net proceeds of the Old Notes Offering and the MetLife Note will be sufficient to fund the Company's anticipated net cash loss from operations and capital expenditures through 1998.

         The Company expects to require additional capital in 1999 and may seek to raise such additional capital through additional contributions or loans from its current partners, other equity or debt financings or operating lease arrangements or the Company may seek to enter into strategic arrangements. There can be no assurance, however, that other equity or debt financing or operating lease arrangements will be available and, if so, that they will be available on terms acceptable to the Company or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to the Company.

YEAR 2000 PROGRAM

         ORBCOMM has initiated a Year 2000 Program (the "Program"), which is being implemented by a program management office composed of, among others, senior managers from ORBCOMM and certain outside consultants. The Program has five phases: inventory; assessment; remediation; testing; and deployment, and addresses five areas of ORBCOMM: critical system segment (comprising eight operational areas including the satellites and the ground infrastructure for the ORBCOMM System); International Licensees; Internal VARs; VARs; and internal business infrastructure.

         ORBCOMM has completed an inventory of each product, component or software program in the critical system segment that uses date fields, contains embedded systems or that may otherwise be impacted by the Year 2000 issue. ORBCOMM is in the process of assessing each of the products, components and programs of the critical system segment identified in the inventory phase for Year 2000 compliance. For products, components or software obtained from third party vendors (including Orbital, the manufacturer of the ORBCOMM satellites), ORBCOMM is surveying each such vendor to ascertain whether the product, component or software provided by such vendor is Year 2000 compliant (which may include obtaining a certification or statement from each such vendor regarding Year 2000 compliance). Based on its efforts to date, ORBCOMM estimates that the eight operational areas are between 30% and 90% compliant. ORBCOMM expects that the assessment phase for the critical system segment will be completed in the first quarter of 1999.

         ORBCOMM will upgrade, repair, replace or otherwise bring into readiness the products, components and software programs identified in the assessment phase of the Program as being non-compliant. The Company anticipates that for some custom applications in the critical system segment, ORBCOMM may use replacements to or upgrades of existing applications that are already in development, which replacements or upgrades may obviate the need for remediation with respect to such applications. ORBCOMM expects that the remediation phase for the critical system segment will be completed in the first quarter of 1999.

         ORBCOMM is in the process of developing a master test plan, which will include, with respect to the critical system segment, testing within each of the eight operational areas at both the unit or functional level, followed by end-to-end testing of the entire ORBCOMM System. Some unit level testing has already begun. End-to-end testing of the ORBCOMM System will include testing of those products, components and programs that have been procured from third party vendors and certified or represented as Year 2000 compliant, as well as any products, components or programs that are subject to routine replacements or upgrades during the term of the Program that are expected to cause such elements to be Year 2000 compliant. ORBCOMM expects that initial system testing will be completed in the second quarter of 1999 and that final system testing (including testing of internationally deployed systems that are the responsibility of ORBCOMM) will be completed in the third quarter of 1999.

         ORBCOMM will encourage the International Licensees and each of the Internal VARs and the VARs to implement a comprehensive Year 2000 compliance program. ORBCOMM has begun and will continue to identify and assess the extent to which the elements comprising ORBCOMM's business infrastructure, including its information systems, telephone systems, heating, cooling and electrical systems, building security and other building operations, as well as back-up systems, are Year 2000 compliant. To accomplish this, ORBCOMM is surveying the applicable third party vendors and other entities to ascertain whether their systems are Year 2000 compliant (which may include obtaining a certification or statement from each such vendor or other entity regarding Year 2000 compliance).

         The total estimated cost of the Program, including the planned cost to replace systems that are impacted by the Year 2000 issue, is not expected to be material to ORBCOMM's financial condition or results of operations. ORBCOMM anticipates that most, if not all, of the funds for the Program will come from its product development budget. To date, ORBCOMM has not deferred work on any information technology programs or systems as a result of its efforts in connection with the Program.

         In connection with the Program, ORBCOMM has initiated communications with its vendors, customers and other service providers regarding ORBCOMM's Year 2000 status. While uncertainties surrounding the significance and likely impact of the Year 2000 problem make it nearly impossible for ORBCOMM to identify a reasonably likely worst case scenario for the Year 2000 issue, such scenario could include: interruptions or failures of data or messaging communications using the ORBCOMM System; the temporary inability of third parties to pay amounts due ORBCOMM; and the temporary inability of vendors to provide goods or services to ORBCOMM. ORBCOMM will develop a contingency plan for the ORBCOMM System designed to address these risks. Despite its ongoing efforts in connection with the Program, there can be no assurance that ORBCOMM has identified or will identify all Year 2000 affected systems or that the Program will be successfully implemented or implemented on a timely basis.

         The Company is a development stage enterprise. Certain statements included in this report, including statements concerning the Company's operations, prospects, markets, technical capabilities, funding needs, financing sources, pricing, launch and commercial service schedules, cash flows and "Year 2000" issues, as well as information concerning future regulatory approvals and expected actions of third parties such as equipment suppliers, International Licensees and VARs, are forward-looking statements that may be affected by known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors may include but are not limited to general economic and business conditions, launch results, sales and product performance, the introduction of products and services by competitors, availability of required capital, the ability of customers and suppliers to assess timely and accurately "Year 2000" issues and market acceptance of new products and technologies.

                                     PART II


                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 1, 1998, a registration statement (the "Registration Statement") filed by ORBCOMM Corporation with the Securities and Exchange Commission (the "Commission") for the registration of 6,900,000 shares of Common Stock of ORBCOMM Corporation was declared effective by the Commission. No shares of Common Stock were sold by ORBCOMM Corporation under this Registration Statement. On October 26, 1998, the Commission declared effective a post-effective amendment to the Registration Statement to deregister 6,900,000 shares of ORBCOMM Corporation's Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) A complete list of the exhibits required to be filed with this Report on Form l0-Q is provided in the Exhibit Index that precedes the exhibits filed with this report.

          (b) Neither of ORBCOMM Global, L.P., ORBCOMM Global Capital Corp. or ORBCOMM Corporation has previously been required to file a Report on Form 8-K under the Act.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                     ORBCOMM GLOBAL, L.P.


Date:  November 13, 1998                             By:      /s/  SCOTT L. WEBSTER
                                                              ----------------------------------
                                                              Scott L. Webster
                                                              Chairman and
                                                                 Chief Executive Officer
                                                                 (Principal Executive Officer)


Date:  November 13, 1998                             By:      /s/  W. BARTLETT SNELL
                                                              ----------------------------------
                                                              W. Bartlett Snell
                                                              Senior Vice President, Finance and
                                                                 Administration and
                                                                 Chief Financial Officer
                                                                 (Principal Financial Officer)



                                                     ORBCOMM GLOBAL CAPITAL CORP.


Date:  November 13, 1998                             By:      /s/  SCOTT L. WEBSTER
                                                              ----------------------------------
                                                              Scott L. Webster
                                                              President
                                                              (Principal Executive Officer)


Date:  November 13, 1998                             By:      /s/  W. BARTLETT SNELL
                                                              ----------------------------------
                                                              W. Bartlett Snell
                                                              Vice President and Treasurer
                                                              (Principal Financial Officer)

                                                     ORBCOMM CORPORATION


Date:  November 13, 1998                             By:      /s/  SCOTT L. WEBSTER
                                                              ----------------------------------
                                                              Scott L. Webster
                                                              President and
                                                                 Chief Executive Officer
                                                                 (Principal Executive Officer)


Date:  November 13, 1998                             By:      /s/  W. BARTLETT SNELL
                                                              ----------------------------------
                                                              W. Bartlett Snell
                                                              Chief Financial Officer and
                                                                 Treasurer
                                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


The following exhibits are filed as part of this report.

                    EXHIBIT NO.             DESCRIPTION
                    -----------             --------------------------------------

                         3                  Organizational Documents.

                         3.1(a)             Certificate of Limited Partnership of
                                            ORBCOMM Global, L.P.

                         3.2(b)             Restated Agreement of Limited
                                            Partnership of ORBCOMM Global, L.P.

                         3.2.1(c)           Amendment No. 1 to Restated Agreement
                                            of Limited Partnership of ORBCOMM
                                            Global, L.P. dated December 2,
                                            1996.

                         3.3(a)             Certificate of Limited Partnership of
                                            ORBCOMM USA, L.P.

                         3.4(b)             Restated Agreement of Limited
                                            Partnership of ORBCOMM USA, L.P.

                         3.5(a)             Certificate of Limited Partnership of
                                            ORBCOMM International Partners, L.P.

                         3.6(b)             Restated Agreement of Limited
                                            Partnership of ORBCOMM International
                                            Partners, L.P.

                         3.7(d)             Certificate of Incorporation of
                                            ORBCOMM Corporation.

                         3.8(e)             Bylaws of ORBCOMM Corporation

                         4                  Instruments Defining the Rights of
                                            Security Holders.

                         4(b)               Indenture, dated as of August 7,
                                            1996, by and among
                                            ORBCOMM Global, L.P., ORBCOMM Global
                                            Capital Corp.,
                                            ORBCOMM USA, L.P., ORBCOMM
                                            International Partners,
                                            L.P., Orbital Communications
                                            Corporation, Teleglobe Mobile
                                            Partners and Marine Midland Bank.

                         10                 Material Contracts.

                                            10.2(a) Pledge Agreement, dated as of
                                            August 7, 1996, by and among ORBCOMM
                                            Global, L.P., ORBCOMM Global Capital
                                            Corp. and Marine Midland Bank.

                         10.3(b)            International System Charge
                                            Agreement, restated as of September
                                            12, 1995, by and among ORBCOMM
                                            Global, L.P., Teleglobe Mobile
                                            Partners and ORBCOMM International
                                            Partners, L.P.

                         10.4(b)            Master Agreement, restated as of
                                            September 12, 1995, by and among
                                            ORBCOMM Global, L.P., Orbital
                                            Sciences Corporation, Orbital
                                            Communications Corporation, Teleglobe
                                            Inc. and Teleglobe Mobile Partners.

                         10.4.1(h)          Amendment No.1 to Master Agreement,
                                            dated as of February
                                            5, 1997, by and among Orbital
                                            Sciences Corporation, Orbital
                                            Communications Corporation, Teleglobe
                                            Inc. and Teleglobe
                                            Mobile Partners.

                         10.5(a)            ORBCOMM System Procurement Agreement,
                                            dated as of September 12, 1995, by and
                                            between ORBCOMM Global, L.P. and Orbital
                                            Sciences Corporation (provided that
                                            Appendix I is incorporated by reference
                                            to Exhibit 10.24.6 to the Quarterly Report on
                                            Form l0-Q for the quarter ended June 30,
                                            1993 filed by Orbital Sciences Corporation
                                            on August 13, 1993).

                         10.5.1(i)          Amendment No.1 to ORBCOMM System Procurement
                                            Agreement dated December 9, 1996 by
                                            and between ORBCOMM Global, L.P. and
                                            Orbital Sciences Corporation.

                         10.5.2(h)          Amendment No. 2 to ORBCOMM System Procurement
                                            Agreement dated March 24, 1997 by
                                            and between ORBCOMM Global, L.P. and
                                            Orbital Sciences Corporation.

                         10.5.3(f)          Amendment No. 3 to ORBCOMM System Procurement
                                            Agreement dated as of March 31, 1998
                                            by and between ORBCOMM Global, L.P.
                                            and Orbital Sciences Corporation.

                         10.5.4(f)          Amendment No. 4 to ORBCOMM System Procurement
                                            Agreement dated as of March 31, 1998
                                            by and between ORBCOMM Global, L.P.
                                            and Orbital Sciences Corporation.

                         10.6(b)            Proprietary Information and Non-Competition
                                            Agreement, restated as of September
                                            12, 1995, by and among ORBCOMM
                                            Global, L.P., Orbital Sciences
                                            Corporation, Orbital Communications
                                            Corporation, Teleglobe Inc.,
                                            Teleglobe Mobile Partners, ORBCOMM
                                            USA, L.P. and ORBCOMM International
                                            Partners, L.P.

                         10.7(b)            System Charge Agreement, restated as of
                                            September 21, 1995, by and between
                                            ORBCOMM USA, L.P. and Orbital
                                            Communications Corporation.

                         10.8(b)            System Construction Agreement, restated as
                                            of September 12, 1995, by and
                                            between ORBCOMM Global, L.P. and
                                            Orbital Communications Corporation.

                         10.9(b)            Amendment No. 1 to System Construction
                                            Agreement, dated as of July 2, 1996,
                                            by and between ORBCOMM Global, L.P.
                                            and Orbital Communications
                                            Corporation.

                         10.10(a)           Service License Agreement, dated as
                                            of July 1, 1996, by and between
                                            ORBCOMM International Partners, L.P.
                                            and ORBCOMM Canada Inc.

                         10.11(a)           Service License Agreement, dated as
                                            of October 10, 1996, by and between
                                            ORBCOMM International Partners, L.P.
                                            and Cellular Communications Network
                                            (Malaysia) Sdn. Bhd.

                         10.12(a)           Service License Agreement, dated as
                                            of October 15, 1996, by and between
                                            ORBCOMM International Partners, L.P.
                                            and European Company for Mobile
                                            Communication Services, B.V.,
                                            ORBCOMM Europe.

                         10.13(a)           Ground Segment Facilities Use Agreement,
                                            dated as of December 19, 1995, by
                                            and between ORBCOMM International
                                            Partners, L.P. and ORBCOMM Canada
                                            Inc.

                         10.14(a)           Ground Segment Procurement
                                            Contract, dated as of October 10,
                                            1996, by and between ORBCOMM
                                            International Partners, L.P. and
                                            Cellular Communications Network
                                            (Malaysia) Sdn. Bhd.

                         10.15(a)           Ground Segment Procurement Contract,
                                            dated as of October 15, 1996, by and
                                            between ORBCOMM International
                                            Partners, L.P. and European Company
                                            for Mobile Communication Services,
                                            B.V., ORBCOMM Europe.

                         10.16(j)           Orbital Communications Corporation
                                            1992 Stock Option Plan.

                         10.17(j)           Amended and Restated Administrative
                                            Services Agreement, dated as of
                                            January 1, 1997, by and between
                                            ORBCOMM Global, L.P. and Orbital
                                            Sciences Corporation.

                         10.18(j)           U.S. Gateway Earth Station
                                            Maintenance Service Agreement, dated
                                            as of October 1, 1997, by and between
                                            ORBCOMM Global, L.P. and Orbital
                                            Sciences Corporation.

                         10.19(j)           Subscriber Communicator Manufacture
                                            Agreement, dated as of July 31, 1996,
                                            by and between ORBCOMM Global, L.P.
                                            and Magellan Corporation.

                         10.20(j)           Reseller Agreement, dated as of March
                                            3, 1997, by and between ORBCOMM USA,
                                            L.P. and Orbital Sciences Corporation.

                         10.20.1(j)         Amendment No. 1, dated as of
                                            September 2, 1997, to the Reseller
                                            Agreement, dated as of March 3, 1997,
                                            by and between ORBCOMM USA, L.P. and
                                            Orbital Sciences Corporation.

                         10.21(j)           Employment Agreement, dated as of May
                                            15, 1997, by and between ORBCOMM
                                            Global, L.P. and Robert F. Latham.

                         10.22(j)           Consulting Agreement, dated as of
                                            March 18, 1998, by and between
                                            ORBCOMM Global, L.P. and ORBCOMM
                                            Canada Inc.

                         27                 Financial Data Schedule.

                         27.1 *             Financial Data Schedule of ORBCOMM
                                            Global, L.P.

                        27.2*               Financial Data Schedule of ORBCOMM
                                            Corporation.

---------------------
*        Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to Amendment No. 1, dated October 21, 1996, to the Registration Statement on Form S-4 filed by ORBCOMM Global, L.P. and ORBCOMM Global Capital Corp. on August 30, 1996 (Reg. No. 333-11149).

(b) Incorporated by reference to the identically numbered exhibit to the Registration Statement on Form S-4 filed by ORBCOMM Global, L.P. and ORBCOMM Global Capital Corp. on August 30, 1996 (Reg. No. 333-11149).

(c) Incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by Orbital Sciences Corporation on March 27, 1997.

(d) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of ORBCOMM Corporation dated April 21, 1998 (Reg. No. 333-50599).

(e) Incorporated by reference to Exhibit 3.2 to Amendment No. 2, dated June 12, 1998, to the Registration Statement on Form S-1 of ORBCOMM Corporation dated April 21, 1998 (Reg. No. 333-50599).

(f) Incorporated by reference to the identically numbered exhibit to Amendment No. 2, dated June 12, 1998, to the Registration Statement on Form S-l of ORBCOMM Corporation dated April 21, 1998 (Reg. No. 333-50599).

(g) Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by ORBCOMM Global, L.P. on March 31, 1998.

(h) Incorporated by reference to the identically numbered exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by ORBCOMM Global, L.P. on May 14, 1997.

(i) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by ORBCOMM Global, L.P. on March 28, 1997.

(j) Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by ORBCOMM Global, L.P. on March 31, 1998.