Form 10-K405
period 1998-12-31
ORBCOMM CORP; ORBCOMM GLOBAL L P
filed 1999-04-01
CIK 1058416, 1021649

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                        Commission file number 333-11149
                              ORBCOMM GLOBAL, L.P.
                          ORBCOMM GLOBAL CAPITAL CORP.
                              ORBCOMM CORPORATION
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

                                 (703) 406-6000
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the last 90 days. Yes X No
                                              -----       -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I

    Item  1.  Business....................................................    1

    Item  2.  Properties..................................................   19

    Item  3.  Legal Proceedings...........................................   20

    Item  4.  Submission of Matters to a Vote of Security Holders.........   20

PART II

    Item  5.  Market for the Registrants' Common Equity and Related
              Stockholder Matters.........................................   20

    Item  6.  Selected Financial Data.....................................   20

    Item  7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   21

    Item  7A  Quantitative and Qualitative Disclosures About Market
              Risk........................................................   39

    Item  8.  Financial Statements and Supplementary Data.................   40


    Item  9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   94
PART III

    Item 10.  Directors and Executive Officers of Registrants.............   94


    Item 11.  Executive Compensation......................................   97


    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management..................................................   99

    Item 13.  Certain Relationships with Related Transactions.............   99

PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................  110

              Signatures..................................................  113

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

     ORBCOMM Global, L.P. ("ORBCOMM") is a Delaware limited partnership formed in 1993 to develop, construct, operate and market the ORBCOMM low-Earth orbit ("LEO") satellite-based data and messaging system. Our general and limited partnership interests are held by each of Orbital Communications Corporation ("OCC"), a Delaware corporation and subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a Delaware general partnership whose interests are wholly owned on an indirect basis by Teleglobe Inc. ("Teleglobe").

     As of December 31, 1998, we had six subsidiaries:

        - ORBCOMM USA, L.P., a Delaware limited partnership, was formed in July 1993 to market services using the ORBCOMM system in the United States. We hold general and limited partnership interests with a 98% participation percentage, and OCC directly holds general and limited partnership interests with a 2% participation percentage, in ORBCOMM USA;

        - ORBCOMM International Partners, L.P., a Delaware limited partnership, was formed in July 1993 to market services using the ORBCOMM System internationally. We hold general and limited partnership interests with a 98% participation percentage, and Teleglobe Mobile directly holds general and limited partnership interests with a 2% participation percentage, in ORBCOMM International;

        - ORBCOMM Global Capital Corporation ("Capital"), a Delaware corporation and a wholly owned subsidiary of ours, was formed in July 1996 to act as a co-issuer with us in connection with the private placement (the "Notes Offering") of our $170,000,000 14% Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Capital has nominal assets and does not conduct any operations;

        - ORBCOMM Corporation, a Delaware corporation and a wholly owned subsidiary of ours, was formed in March 1998 for the sole purpose of investing in and acting as a general partner of ORBCOMM in connection with the initial public offering we anticipated would be conducted in 1998, which offering was not consummated;

        - Dolphin Information Services, Inc. ("DIS"), a Delaware corporation and wholly owned subsidiary of ours, was formed in September 1998 to purchase substantially all of the assets of Dolphin Software Systems Inc., a Canadian corporation ("Dolphin"). DIS distributes outside Canada software products that enable our customers to better access and manage information obtained from or regarding their remote or mobile assets (collectively, the "Dolphin Software"); and

        - Dolphin Software Services ULC, a Nova Scotia unlimited liability company ("DSS") and wholly owned subsidiary of DIS, was formed in October 1998. DSS develops, and distributes within Canada, the Dolphin Software.

                                  OUR BUSINESS

     We provide two-way data and messaging services using the world's first commercial LEO satellite-based system. We have launched 28 satellites to date and expect to launch seven additional satellites in 1999, which will create a 35-satellite enhanced constellation with increased capacity and improved service in the equatorial regions. The ORBCOMM system comprises three segments, including the space segment, which consists of small and relatively inexpensive satellites, a ground segment, which includes a relatively low-cost ground infrastructure and a subscriber segment, which consists of relatively inexpensive subscriber units. We believe our services provide a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world, enabling such customers to collect data from multiple locations, track assets on a global basis and transmit and receive short text messages outside the coverage area of other systems. We market our services to customers within the United States indirectly through value-added resellers ("VARs") and directly through internally developed value-added resellers ("Internal VARs") and internationally through international service licensees ("International Licensees") that may distribute our services directly or through a distribution network.

     We expect that the aggregate cost to design, develop, launch and place in commercial service the 35-satellite enhanced constellation and design and construct the associated ground infrastructure in the United States (the "U.S. Ground Segment"), which includes an ORBCOMM system message switch, or gateway (the "U.S. Gateway") and the master control center for the entire ORBCOMM network (the "Network Control Center"), will be approximately $337,000,000, of which approximately $295,000,000 had been spent through December 31, 1998 (excluding approximately $57,000,000 of capitalized interest).

MILESTONES

  Milestones Achieved to Date

     During the period from January 1, 1998 to March 31, 1999, we achieved the following milestones:

        - Launch of Satellites and Commencement of Commercial Service. In 1998, following the successful launch of our initial two satellites in April 1995 and the successful launch of one plane of eight satellites in late 1997, we successfully launched 18 additional satellites on three separate launch vehicles. While from February 1996 to November 1998 we provided limited commercial service in the United States, on November 30, 1998, we formally launched full commercial service in North America.

        - Launch of Commercial Service by International Licensees. Our International Licensees for Europe and a portion of South America launched commercial service in January 1999 and March 1999, respectively. Our International Licensee for Japan is expected to launch commercial service on March 31, 1999. Collectively, these three International Licensees cover approximately 50 countries.

        - Application Development and Testing. We have continued development and testing of applications for a variety of market segments including electric utility meter and chemical storage tank monitoring, trailer, container, rail car, heavy equipment, automotive and fishing vessel tracking, and in-cab trucking, government and personal messaging.

        - Internal VARs. We have developed three Internal VARs, one of which has commercial applications that are capable of monitoring the entire field production site for oil and gas producers, and measuring natural gas flow through gathering pipelines and monitoring chemical storage tanks. Another of our Internal VARs has a commercially available application to provide end-to-end tracking and monitoring services to the heavy equipment industry. Our third Internal VAR plans to have a commercial application capable of tracking trailers available in the second quarter of 1999.

        - Subscriber Units. We have type approved six different subscriber unit models for use with the ORBCOMM system, one of which is a messaging subscriber unit from Magellan Corporation, a majority-owned subsidiary of Orbital, which unit became commercially available in September 1998. In addition, we are finalizing type approval of three subscriber unit models that can be used in connection with monitoring and/or tracking applications.

        - Regulatory Approvals. In addition to the full regulatory approvals that had previously been received in the United States, Canada and Malaysia, approval to provide full commercial services was received in Japan, Argentina, Venezuela, Morocco, Uruguay, Romania, Curacao and Iceland. Preliminary licenses or approval to provide limited services have been received in Germany, Italy, the Czech Republic, Australia, New Zealand, South Africa, Spain, Belgium, Norway, Sweden, Northern Ireland, Botswana and Namibia.

        - Gateways. Gateways located in Italy, Japan, Brazil, Argentina and South Korea have successfully completed acceptance testing. ORBCOMM International subsequently terminated its service license agreement with the International Licensee for South Korea for default. ORBCOMM International is currently negotiating with a proposed new International Licensee for South Korea, which International Licensee may acquire this gateway.

        - Federal Communications Commission ("FCC") Authorizations. On March 31, 1998, OCC received authority to construct, deploy and operate an additional 12 LEO satellites in the United States.

  Future Milestones

     We expect to achieve the following milestones in 1999:

        - Launch of Additional Satellites; Provision of Global Service. In 1999, we plan to launch an additional plane of seven satellites in an equatorial orbit, which we expect will enable us to provide enhanced ORBCOMM services in the equatorial regions.

        - Launch of Commercial Service by International Licensees. During the remainder of 1999, we expect that certain of our International Licensees for Malaysia, Morocco, the remaining portion of South America and the south Caribbean region, Mexico, the north Caribbean region, Russia and Ukraine will launch commercial service as well. In addition, during 1999 we expect to execute agreements with several additional International Licensees.

OUR SERVICE OFFERINGS

     We believe our system will provide a reliable, cost-effective method of providing data and messaging services to a broad range of customers around the world. We are targeting specific markets for our services, including those in which potential customers currently have geographically limited or otherwise inefficient methods of obtaining information. Our primary target markets include the following:

     Fixed Asset Monitoring. Our system provides a means of collecting data from industrial assets in multiple locations around the world. Ultimately, we also expect to provide a method of controlling the functions of such assets. Primary applications currently include or are expected to include monitoring and control applications for:

        - electric utility meters;

        - oil and gas storage tanks, wells and pipelines; and

        - environmental projects.

     Many of the customers for these applications manage numerous, widely dispersed assets in locations not currently or adequately served by other systems.

     Mobile Asset Tracking. We believe our system will provide a means to regularly and reliably track the location and report the status or condition of mobile assets around the world, thereby enabling customers to reduce "down time," repair costs, theft and other losses, improve service and more effectively utilize transportation and other equipment assets. Primary applications currently include or are expected to include tracking and monitoring applications for:

        - trailers, containers and rail cars;

        - heavy equipment;

        - fishing vessels and barges; and

        - government assets.

     Certain of the customers in this market segment have no efficient means of tracking the location and may have no means of monitoring the status or condition of their assets.

     Messaging. We introduced messaging services in the United States in September 1998 and expect to introduce messaging services on a global basis as the necessary ground infrastructure is completed, the necessary regulatory approvals are received and, in the equatorial region, as additional satellites are launched. The ORBCOMM system is designed to provide short, alphanumeric paging-like communications services. We expect that messaging customers will include a broad range of consumer, commercial and government customers that require a means of communicating with various locations such as their offices, dispatch centers or homes or who require the ability to send priority messages or position information. Certain customers in this market segment currently have no cost-effective alternatives or rely on pagers, cellular phones or fleet dispatch systems, all of which can be expensive, unavailable or inconvenient in certain locations.

     Future Applications. In addition to the addressable markets described above for data and messaging services, we believe that future potential markets include:

        - tracking and messaging services for automobiles;

        - additional U.S. and foreign government applications; and

        - monitoring applications for home security systems.

MARKETING AND DISTRIBUTION

     VARs. In the United States, we have entered into agreements with over 45 VARs and we continue to negotiate agreements with prospective VARs. The VARs have primary responsibility for marketing our services to industries or markets within specific regions according to a marketing plan and program that we have reviewed and approved. The VARs are also responsible for developing applications, retail pricing, customer service, billing, training, customer support and maintaining an inventory of or having subscriber units available. Our relationship with each VAR is governed by a reseller agreement that establishes the VAR's responsibilities with respect to developing and maintaining customer relationships, as well as the cost of service to the VAR. In soliciting customers, the VAR "adds value" to the basic data service provided by us by integrating the ORBCOMM system with related applications software and hardware in a manner intended to address the needs of a particular industry or market segment.

     The VARs provide or are expected to provide at least one of our tracking, monitoring and messaging services in one or more of the market segments we have identified within our target markets.

     National Account Program. Our National Account Program, a sales and marketing initiative, supplements the activities of the VARs by identifying specific large corporations that we believe are likely to purchase our services. The National Account Program and the VAR activities are designed as complementary strategies, with the goals of coordinated penetration of our target markets and the efficient use of the full range of our services.

     Internal VARs. We also market and distribute our services directly to customers through Internal VARs. To date, we have established several Internal VARs to market and distribute monitoring and tracking services to the oil and gas, transportation and heavy equipment industries. In the future, we may establish additional Internal VARs to market and distribute applications to the automotive and other industries and to provide messaging services. The Internal VARs are working closely with customers to develop and integrate the ORBCOMM system with related applications and develop hardware and software to address the specific needs of customers in particular industries and market segments.

     Our Internal VAR for fixed asset monitoring has a commercial application that is capable of monitoring the entire field production site for oil and gas producers. This application involves the integration of field sensors that measure tank levels or monitor condition of equipment in the field with applications software used by customers in conjunction with their existing management information systems. This Internal VAR has also developed commercial products that are capable of measuring natural gas flow through gathering pipelines and that monitor chemical storage tanks. In the future, this Internal VAR intends to develop monitoring and control applications for oil and gas pipelines, chemical storage tanks, agricultural assets, such as grain silos and irrigation systems, water treatment facilities and environmental projects.

     Another of our Internal VARs has a commercially available application to provide end-to-end tracking and monitoring to the heavy equipment industry. Our other Internal VAR completed beta testing of a trailer tracking application in December 1998 and plans to launch this application commercially in the second quarter of 1999. This application involve the integration of subscriber units mounted on mobile assets with the ORBCOMM system and with applications software for use by customers in conjunction with their existing management information systems.

     International Licensees. We expect to market and distribute our services outside the United States through International Licensees. We have executed agreements with 12 International Licensees covering over 80 countries, and are in the process of replacing four former International Licensees that collectively represent an additional approximately 25 countries.

     Our relationship with each International Licensee is governed by a service license or similar agreement. Subject to certain limitations, these agreements grant to the International Licensee, among other things, the exclusive right to market services using our satellites in a designated geographic area and a limited right to use certain of our proprietary technologies and intellectual property. In return, the International Licensees are responsible for, among other things, procuring and installing the necessary gateways, obtaining the necessary regulatory and other approvals to provide our services in their designated regions and marketing and distributing our services in such regions. International Licensees generally are required to make the ORBCOMM system available to VARs in their designated geographic regions on the same terms as resellers authorized by such International Licensees.

     We select each International Licensee primarily by evaluating its ability to successfully market and distribute our services. Key components of such an evaluation include the International Licensee's:

        - reputation in the marketplace;

        - existing distribution capabilities and infrastructure;

        - financial condition and other resources; and

        - ability to obtain the necessary regulatory and other approvals.

     International Licensees will pay fees for access to the ORBCOMM system in their region, including a monthly usage or service fee. This fee is calculated as the greater of a percentage of gross operating revenues and a data throughput fee, which percentage and dollar amount may be adjusted by us in accordance with the terms of the agreements. One International Licensee is entitled to satellite usage fee credits as a result of our failure to meet certain milestones with respect to the launch of the ORBCOMM system.

BUSINESS STRATEGY

     Key components of our business strategy include the following:

     Providing Reliable, Global Coverage. We believe that the integration of proven technologies into the ORBCOMM system and the redundancy provided by the ORBCOMM constellation will enable us to provide reliable, global, two-way data and messaging communications services. The distributed nature of the ORBCOMM satellite constellation is designed to reduce potential risks associated with the loss or outage of one or more satellites.

     Capitalizing on Our First-to-Market Advantage. With the successful launch of 28 satellites, we are able to provide commercial service in the United States and around the world. We expect that we will be able to provide enhanced service on a global basis in 1999, when the seven satellites to be launched in an equatorial plane are expected to be placed in commercial service. Having in place the 28-satellite constellation, as well an operational U.S. Gateway and type approved subscriber units, has permitted us to conduct a significant number of beta tests throughout 1998 for companies in various industries including the electric utility meter, transportation and government market segments. Based on published reports, we believe that other LEO systems, such as the ORBCOMM system, operating in the frequencies below 1 GHz (so-called "Little LEO" systems) are not expected to be commercially operational until at least the year 2000. We believe that being first to market with our Little LEO system provides us with the opportunity to achieve a significant competitive advantage and therefore a greater market penetration because of our ability to:

        - establish certain industry standards for hardware and software applications;

        - demonstrate the ORBCOMM system in an actual operating environment;

        - deploy an installed base of subscriber units;

        - solidify customer relationships; and

        - create relationships with leading VARs, International Licensees, subscriber unit manufacturers and other hardware and software developers.

     Offering Affordable and Convenient Service. We believe that our small and relatively inexpensive satellites and subscriber units and relatively low-cost ground infrastructure enable us to provide customers with affordable and convenient data and messaging communications services. Each of our satellites is designed specifically for the transmission of short messages, which eliminates the need for a number of complex and expensive components such as customized spot beams, on-board switching and high-powered amplifiers. These components are required on larger, more complex satellites designed to carry voice, video and high-intensity data traffic. The less complex and more compact design of our satellites (each of which weighs between approximately 90 and 105 pounds) reduces the cost and time of production and enables us to launch multiple satellites using a single, relatively low-cost launch vehicle. Because we have relatively inexpensive satellites and a relatively low-cost ground infrastructure, we believe that we are in a position to offer affordable services. Additionally, our subscriber units are small, lightweight and have substantial battery lives. We believe that as more subscriber units become commercially available and as the overall production volume for subscriber units increases, the price for subscriber units will decline.

     Focusing on Global Marketing and Distribution of Our Services. We are targeting specific markets for our services, including those in which customers have geographically limited or otherwise inefficient methods of obtaining information using other systems. We believe that we can rapidly achieve a global presence by capitalizing on the customer relationships, technical expertise and other resources of our VARs, Internal VARs and International Licensees. The Internal VARs enable us to broaden our distribution base, capture additional revenue from value-added hardware, software and customer services provided directly to customers and facilitate the development of application hardware and software that can hasten market development in the United States and by the International Licensees.

     Relying on the Commitment and Expertise of Our Strategic Partners. Through December 31, 1998, Orbital and Teleglobe, through OCC and Teleglobe Mobile, respectively, had invested an aggregate of approximately $228,000,000 in us. While they are not contractually required to do so, our partners are currently funding our operations. Orbital is a U.S.-based space and information systems company, with 1998 revenues of approximately $734,000,000, that designs, manufactures, operates and markets a broad range of space-related products and services, including satellites, launch vehicles, electronics and sensor systems, ground systems, satellite-based navigation, positioning and communications products and transportation management systems, including the manufacture and launch of the ORBCOMM satellites. Teleglobe is a North America-based telecommunications carrier, with 1998 revenues of approximately $3,400,000,000, whose network and service capabilities (including voice, data, Internet, broadcast and other value-added services) can be accessed in virtually all countries. Orbital and Teleglobe have significant operating, regulatory and marketing experience in the satellite and communications industries, which has contributed to our becoming the operator of the first commercial global satellite-based data and messaging system. We have used and will continue to use the expertise and capabilities of our current partners, including their expertise in the design, construction and launch of satellites and the marketing and operation of communications services, to enhance the services offered by the ORBCOMM system.

ADDRESSABLE MARKETS

     We have defined our "addressable market" as the aggregate of those certain market segments that possess a significant unsatisfied need for, and can afford the products and services provided by, LEO systems, such as the ORBCOMM system, operating in the frequencies below 1 GHz (so-called "Little LEO" systems). We have identified a number of industries and industry segments in which a demand currently exists for fixed asset monitoring, mobile asset tracking and messaging services. We view these industries and industry segments as our primary target markets.

  FIXED ASSET MONITORING

     The fixed asset monitoring market segment includes a broad group of industries that require a means of regularly collecting data from, or in some cases controlling equipment in, multiple locations. Primary applications include or are expected to include monitoring and control applications for:

        - electric utility meters;

        - oil and gas storage tanks, wells and pipelines; and

        - environmental projects.

     Electric Utility Meters. Currently, wireline, cellular and paging systems, as well as traditional manual meter reading, are all being used to collect data from electric utility meters located in urban and suburban areas. For example, SkyTel Communications, Inc. (formerly Mobile Telecommunications Technologies Corp.) has entered into a service agreement with Enron Energy Services, Inc., under which SkyTel will use its system to support meter reading and provide services for residential power customers nationwide primarily in urban areas. The ORBCOMM system is capable of reading electric utility meters in urban, suburban and rural areas. Our subscriber unit for utility meter monitoring currently has the capability to read meters and transmit data relating to usage to a central location. In the future, subscriber units may be programmed to turn power on and off and identify unauthorized usage.

     Oil and Gas Storage Tanks, Wells and Pipelines. We believe that the oil and gas storage tank monitoring market segment comprises tanks used, among other things, in petroleum upstream, crude oil production and retail, wholesale and fleet motor fuel storage. We believe that our services could be used, among other things, to monitor tank levels and provide related tank management services, to assist in inventory management and to aid reporting and compliance efforts by tank operators. For the monitoring of wells in less remote areas, private radio systems based on VHF radio frequency, multiple-address radio and microwave are currently being used to collect data for storage tanks and wells. These systems have been installed primarily for other communications purposes; therefore, the incremental cost of monitoring storage tanks and wells is low. However, asset monitoring based on private radio systems is not cost-effective in locations where the system cannot be combined with other communications functions. In addition to recording operations data such as tank level and leakage information, subscriber units using the ORBCOMM system could be programmed to operate tank and well valves, oil pumps and gas compressors.

     The oil and gas pipeline monitoring market segment consists of gas compressors, oil pumps, pipeline rectifiers (which measure pipeline corrosion), offshore platforms and pipeline valves. For remote and/or hard-to-read meters, manual monitoring systems are typically used, which require personnel to travel to the site to read the meter. We believe that we offer a cost-effective means of gathering data from meters located in remote locations. In addition to recording operations data, subscriber units could be programmed to operate pipelines, pumps, compressors and valves on a routine basis, as well as in the event of a leak or other emergency.

     Environmental. We believe that the environmental monitoring market segment comprises numerous sites that monitor meteorological, hydrological and other environmental data such as rainfall, water levels and water quality. These sites are located in remote areas not served or inadequately served by wireline or terrestrial-based wireless communications systems. Based on discussions with VARs that target the environmental monitoring market, we believe that there are numerous sites globally that require water and air monitoring devices that measure substances such as bacteria, dissolved oxygen and concentrations of carbon monoxide and ozone, and provide meteorological data on wind speed and barometric pressure.

  MOBILE ASSET TRACKING

     We believe that primary applications for mobile asset tracking include or are expected to include monitoring and tracking of:

        - trailers, containers and rail cars;

        - heavy equipment;

        - fishing vessels and barges; and

        - government assets.

     We believe that we provide companies in such industries with a cost-effective means to regularly and reliably track the location and status of assets globally, thereby enabling customers to reduce asset losses, improve service and more effectively utilize transportation assets.

     Trailers, Containers and Rail Cars. We believe that the addressable market for trailer tracking services includes:

        - non-refrigerated trailers belonging to large trucking fleets that need to improve trailer utilization and operational efficiency;

        - trailers that carry high-value goods in the medium and small truck fleet segment; and

        - refrigerated trailers.

     Many trailers (both refrigerated and non-refrigerated) are currently being tracked by a geostationary satellite-based system offered by Qualcomm, Inc. This system provides seamless coverage, but depends on larger power sources that require the trailer to be attached to the tractor. As a result, when the trailer is detached from the tractor, it can no longer be tracked. HighwayMaster Communications, Inc. offers a cellular-based system to track untethered trailers, although this system's coverage will be limited to the range of cellular communications. Private trucking fleets may use systems internal to their companies where each trailer's number is manually recorded as trailers enter and leave a point of distribution. We believe we provide a cost-effective means of tracking untethered trailers based on their current location. Our tracking application is not constrained by the cellular coverage limitations, significant power source requirements or, in general, certain line-of-sight limitations of currently available solutions.

     We believe that the addressable market for marine and land containers includes refrigerated containers, containers carrying valuable items subject to theft (e.g., electronics and cigarettes) and general freight containers that need to be tracked for security and liability purposes. Currently, intermodal container transportation systems use manual and radio tag systems to record containers as they enter and leave distribution facilities. These systems therefore record only where the container has been. Our services are capable of tracking the current location of the asset, as well as monitoring its status and the condition of its contents.

     We believe that the addressable market for rail cars includes rail cars used to transport high-value cargo, such as automobiles, cigarettes, refrigerated goods and paper rolls, or hazardous cargo comprising bulk materials. The American Association of Railroads has mandated the use of automatic equipment identifiers ("AEI") on rail cars. AEI systems consist of a radio tag mounted on the rail car and a reader that records the identity of the car as it passes by. AEIs therefore share the same limitations as bar code systems because they record only where the rail car has been, not its current location, status or the condition of its contents. Our services are capable of tracking the current location of the railcar, as well as monitoring its status or the condition of its contents.

     Heavy Equipment. We believe that the addressable market for heavy equipment includes equipment used in various large-scale construction, infrastructure and mining operations. Currently, heavy equipment and machine diagnostic information is collected manually and provided to equipment manufacturers and operators for warranty programs and maintenance operations. Our services enable equipment manufacturers and operators to automatically collect diagnostic information from remote locations on a more timely and efficient basis.

     Fishing Vessels and Barges. We believe that the use of Little LEO systems such as the ORBCOMM system will provide fishing vessel and barge operators with cost-effective tracking applications. Fishing vessels usually remain at sea for extended periods and operate on extremely tight margins and therefore must carefully control their operating costs. As a result, they need cost-effective communications systems to meet safety and regulatory requirements and to exchange commercial and operational information with their offices, fuel providers, provisioners and packing houses. Commercial deep sea fishing vessels currently use either high-frequency radio or one of the International Maritime Satellite Organization ("Inmarsat") services. High-frequency radio is not considered cost-effective and is considered difficult to use, while use of the Inmarsat system requires a considerable up-front investment of capital. Commercial fishing vessels operating in coastal waters may also acquire service from American Mobile Satellite Corporation ("American Mobile") or use cellular telephone service, particularly in the Gulf of Mexico. The ORBCOMM system is capable of providing remote tracking and operational data to a central location from a fishing vessel anywhere in the world. Given the limitation of American Mobile's geographic coverage, the ORBCOMM system may provide a more efficient communications service for both deep sea and coastal fishing vessels.

     U.S. Government Assets. The U.S. military has been relying on manual record keeping to track assets and this process has recently been supplemented by distributed database systems communicating over lines owned and/or leased by the U.S. Department of Defense ("DoD"). One of the problems encountered by the U.S. military is that asset tracking is currently performed at the endpoints of the distribution chain. This means that a misdirected shipment can be relocated only by tracing forward from its most recent known location, and this can take weeks to accomplish. We believe our services can provide tracking on demand or on a scheduled basis for use by the U.S. military for the location of either assets or personnel. We are competing or expect to compete to provide Little LEO services to the U.S. military, including in connection with programs that have already been announced by the U.S. government. For instance, the DoD Movement Tracking System ("MTS") is an eight-year indefinite delivery/indefinite quantity program to provide equipment tracking (and personal messaging) services in support of the U.S. military and for foreign military sales.

     In addition, we believe that our services could provide other U.S. government users with cost-effective solutions, low probability of intercept and detection and worldwide availability. We expect or may elect to compete to provide Little LEO services to other departments or agencies of the U.S. government. For instance, the U.S. Postal Service ("USPS") has an approximately $5 billion budget that will be allocated to a number of procurements to provide vehicle and container, pallet or small package tracking (and personal messaging) services to track all or a portion of USPS' several hundred thousand vehicles, as well as the millions of pieces of mail processed daily by USPS. Also, the DoD's Global Transportation Network is a $418,000,000 program to track personnel, aircraft and weapon systems anywhere in the world.

  MESSAGING

     We believe that the messaging market segment includes a broad range of consumer, commercial and government customers. We expect that the ORBCOMM system will complement existing and planned wireline and terrestrial-based wireless communications systems by providing coverage in geographic areas where such services are not offered or by enhancing data applications currently being offered by such systems. Internationally, we believe that we will be able to offer services in developing countries or remote regions where basic telephone service or data and messaging communications services are not available. With coverage of virtually all of the Earth's surface when fully operational, we believe that the ORBCOMM system will be able to efficiently and cost-effectively offer messaging services in these geographic areas.

     Consumer. We believe that the addressable market for messaging applications for consumers includes:

        - consumers who are frequent hunters, hikers, campers or backpackers;
          and

        - boating enthusiasts who enjoy traveling a considerable distance outside the range of wireline and terrestrial-based wireless communications systems and whose boats are generally over 26 feet and have overnight accommodations suitable for extended travel.

     Recreational boaters typically use VHF radio and/or cellular telephone where terrestrial-based wireless communications systems are available. Some individuals rely on high-frequency radio and a very small number employ Inmarsat services. However, due to the significant limitations of these alternatives in terms of geographic coverage or expense, there are few viable communications alternatives currently available to back-country or boating enthusiasts. The primary market requirements of these customers are based on a concern for safety and the desire for a reliable, cost-effective, lightweight, personally portable unit. We believe that our messaging services and hand-held subscriber units meet these market requirements.

     Commercial. We believe that the addressable market for messaging applications for remote workers includes mobile and remote workers who frequently use terrestrial-based wireless communications in their jobs but require the extension of coverage that we are able to provide. These workers spend a significant portion of their time away from an office and require ubiquitous messaging while in remote areas as well as reliable, cost-effective, lightweight and personally portable units. The industries typically populated by these workers include: mining, construction, energy, forestry and utilities. We believe that we can provide these workers with messaging services through hand-held subscriber units and laptop-compatible modems.

     U.S. Government. Today, numerous independent e-mail systems, including the Autodin system (which sends messages between fixed terminals located throughout the world), provide messaging services to the military. We believe that Little LEO systems such as the ORBCOMM system would complement existing and other planned communications services to provide messaging to the military and other U.S. government departments and agencies. For instance, in addition to the potential for providing messaging solutions for MTS and USPS, we are currently conducting pilot tests of certain personal messaging applications (including e-mail applications) for the Federal Emergency Management Agency and the U.S. Coast Guard. Also, the Defense Messaging System ("DMS") a $1,500,000,000 project with an annual operating budget of $45,000,000, is designed to provide messaging for the DoD, NATO and certain civilian agencies. We believe that use of the ORBCOMM system in connection with the DMS implementation could offer users the ability to send and receive messages regardless of location. Over the long term, our services could provide a relatively low-cost means to extend DMS to remote areas that are out-of-reach of existing or planned communications services.

  FUTURE APPLICATIONS

     In addition to the current primary target market segments described above, we believe that the ORBCOMM system's combination of capabilities may stimulate demand in other potential markets.

     Automotive. We believe that the global remote coverage provided by the ORBCOMM system will address private car owners' safety and security concerns and could complement services such as General Motors' OnStar(R) and Ford's RESCU(R), each of which relies on the limited coverage of terrestrial-based wireless communications systems. We also believe that certain vehicles operating in fleets in and out of remote areas in dispatch mode have similar safety and security concerns and would also value the ORBCOMM system's ubiquitous coverage. This segment also includes taxis and special vehicles such as emergency-response vehicles, regional police, buses, tow trucks, snowplows and road maintenance vehicles.

     U.S. Government. We believe that there are additional DoD programs that may use the services of Little LEO systems. For example, in February 1999, the U.S. General Services Administration awarded a satellite services contract to Hughes Global Services. This indefinite delivery/indefinite quantity contract has a

$100,000,000 ceiling for which we could provide any or all of our fixed asset monitoring, mobile asset tracking and messaging services. In addition, we believe that each of the U.S. Air Force, the U.S. Coast Guard and the U.S. Navy is likely to initiate its own indefinite delivery/indefinite quantity procurement for satellite-based data and messaging communications services such as those we provide. We would expect to position ourselves to be competitive with respect to any such procurements.

     Foreign Governments. We expect that use of Little LEO systems such as the ORBCOMM system to provide foreign governments with cost-effective applications, low probability of intercept and detection and worldwide availability. Potential defense applications include:

        - transmission of Global Positioning System ("GPS")-determined position data for maneuvering units and recovering downed pilots;

        - transmission of data for air defense, fire support and asset tracking; and

        - tactical messaging.

     Potential civil government applications include wide-area secure communications, monitoring and control of natural resources and search and rescue functions.

     Home Security Systems. We believe that the ORBCOMM system could be used for home security monitoring. In addition, units could be used to remotely turn alarms, lights or home appliances on or off. Security systems have historically relied on telephone lines for communication with central offices but such lines can be intentionally disabled. Wireless systems are now being adopted to eliminate this problem and ensure service quality. We could supplement terrestrial-based wireless systems by providing communications with security systems in remote areas. We are continuing to assess this market.

COMPETITION

     Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to use such advances on an international scale to capture significant market share. At this time, the ORBCOMM system is the only commercially operational Little LEO system. We expect that potential competitors will include other Little LEO systems, certain geosynchronous or geostationary orbit ("GEO")-based systems, certain terrestrial-based communications systems, certain LEO satellite systems operating above 1GHz (so-called "Big LEO" systems) and various medium-Earth orbit ("MEO") systems.

     In addition to OCC, four other entities have been licensed by the FCC to provide Little LEO satellite services in the United States. Volunteers in Technical Assistance ("VITA") was licensed for one of the two satellites for which it applied. VITA will use a small amount of uplink and downlink spectrum to transmit health, research and scientific data on a delayed basis between developing countries and the United States. In addition, in 1998, the FCC's International Bureau granted licenses to Leo One USA Corporation, Final Analysis Communication Services and E-SAT, Inc.

     Based on published reports, we do not believe that any of the other proposed Little LEO systems will be commercially operational until at least the year 2000. We believe that we hold a substantial advantage over these potential competitors by having already designed, constructed and launched a fully functional system, by having obtained FCC licenses for all elements of our system in the United States, and by achieving, in large part, international coordination of our designated frequencies through the ITU. Over the course of the next several years, we expect to obtain further advantages over these potential competitors by establishing certain standards in the industry, developing operational expertise, launching the remaining satellites in the ORBCOMM system, signing agreements with additional subscriber unit manufacturers, signing reseller agreements, service licenses and similar agreements with additional entities and expanding our marketing activities generally as the ORBCOMM system matures.

     Plans for Little LEO systems have been announced in Australia, Brazil, France, Russia, South Korea, Tonga and Uganda, although we believe that, without additional allocations of spectrum in the United States, these systems will be unable to offer services in the United States. With the sole exception of the French candidate system, S80-1, the ORBCOMM system is protected from harmful interference from all other systems.

     In addition, we believe that we compete in certain of our market segments with existing operators and users of certain GEO-based systems such as American Mobile and Qualcomm, and companies providing services using the Inmarsat system. American Mobile offers SKYCELL mobile data services, both satellite only and "dual-mode", i.e., satellite and terrestrial, through a public data network that can reach both densely populated urban areas and sparsely populated rural areas. In 1998, American Mobile acquired Motorola's ARDIS two-way terrestrial-based wireless messaging network, which complements American Mobile's existing satellite-based voice and data communications services. This allows American Mobile to offer a hybrid solution that has the ability, among other things, to serve urban areas and to penetrate buildings. Qualcomm designs, manufactures, distributes and operates the OmniTRACS(R) Communications System, a satellite-based, two-way mobile communications and tracking system that provides messaging, position reporting and other services for transportation companies and other mobile and fixed site customers using certain GEO satellites. In addition, various companies using the Inmarsat system are providing fishing vessel and other marine tracking applications. ORBCOMM believes that the ORBCOMM system has certain advantages over these other systems including worldwide coverage and, in most cases, lower equipment costs.

     While the ORBCOMM system is not intended to compete in general with existing and planned terrestrial-based communications systems, in certain of our market segments we believe we compete with certain of these systems including the system operated by HighwayMaster. The architecture of these systems may provide certain advantages relative to the ORBCOMM system, including in-building penetration. HighwayMaster operates a wireless enhanced services network providing integrated mobile voice, data, tracking and fleet management information services to trucking fleets and other operators in the long-haul segment of the transportation industry. The terrestrial-based wireless systems operated by American Mobile and BellSouth Mobile Data Systems (formerly RAM Mobile Data) are capable of providing geographically limited data communications services to a variety of end users. SkyTel provides messaging services in cities in the United States and is using its messaging network to provide fixed location services, specifically utility meter reading in urban areas. Because of the inherent coverage limitations of a terrestrial-based communications systems, we believe that the ORBCOMM system will also complement these systems, which provide cost-effective services primarily in metropolitan areas where subscriber densities justify construction of radio towers. Such systems generally do not have sufficient coverage outside metropolitan areas, making them less attractive to certain market segments. We believe that the ORBCOMM system presents an attractive complement to tower-based services because it can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment. We have entered into reciprocal reseller agreements with Aeris Communications, Inc. and BellSouth, both of which permit ORBCOMM to resell services offered by Aeris and BellSouth, respectively. The ORBCOMM system's ability to serve as a geographic gap-filler may be reduced, however, as terrestrial-based communications systems expand their coverage.

     The Big LEO and MEO systems are expected to provide real time, uninterrupted service. These systems are designed primarily to provide two-way voice services that require larger, more complex satellites than the ORBCOMM satellites and larger constellations to provide coverage. As a result, the cost of the Big LEO and MEO systems is significantly greater than those of the ORBCOMM system. However, the marginal cost on a per-message basis of providing services similar to those we offer could be relatively low for a Big LEO or MEO system that is unable to sell its capacity for voice services. Iridium LLC initiated commercial service in November 1998 based on a 66-satellite constellation providing voice and other communications services at usage charges of approximately $2.00 to $7.00 per minute plus tail charges (land-line extension charges). Iridium's total system cost is expected to exceed $4,000,000,000. The satellite system operated by Globalstar, L.P. is expected to cost approximately $3,000,000,000 and to consist of a constellation of 48 satellites with wholesale usage charges of approximately $0.35 to $0.55 per minute. The initial service date for the Globalstar system is anticipated to be the third quarter of 1999. Another satellite system designed primarily to provide voice communications is the system proposed by ICO Global Communications. The ICO system is expected to cost approximately $4,500,000,000 and consists of a constellation of MEO satellites. The ICO System is scheduled to commence full commercial service in the year 2000.

     We may also face competition in the future from companies using new technologies and new satellite systems. Our business could be adversely affected if competitors begin operations or existing or new communications service providers penetrate our target markets. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on our financial condition and results of operations.

SYSTEM ARCHITECTURE

     The ORBCOMM system comprises three operational segments:

        - a space segment that consists of a constellation of 28 LEO satellites, which will be expanded in 1999 to create a 35-satellite enhanced constellation;

        - a ground and control segment consisting of a network control center that serves as the global control for the satellites and gateways, the major elements of which include Gateway Earth Stations that send signals to and receive signals from the satellites, and a message switching system that processes the message traffic; and

        - a subscriber segment consisting of subscriber units used by customers to transmit and receive messages to and from satellites.

     Overview. To use the ORBCOMM system, an initial message or other data is generated by a subscriber unit. From that source, the data is transmitted to the nearest ORBCOMM satellite, which confirms receipt to the unit. The satellite downlinks the data to the Gateway Earth Station portion of a , which then transmits the data to the associated Control Center. Within the Gateway Control Center, the data is processed using a combination of ORBCOMM-developed and commercial e-mail software, and transmitted to its ultimate destination, which may be to another subscriber unit or pager or to a personal or business address using public/private X.25 data networks, the Internet, text-to-fax conversion or modems connected to a telephone network. If desired, an acknowledgment message is returned to the sender. To mitigate design and implementation risks and to control costs, the ORBCOMM system architecture, where possible, makes use of existing, mature technologies and conforms to internationally accepted standards. The ORBCOMM system network architecture comprises a multi-nodal packet network using X.400 messaging and Time Division Multiple Access ("TDMA") as the enabling technologies.

     Space Segment. The enhanced space segment will consist of a constellation of 35 LEO satellites comprising:

        - three planes of eight satellites each;

        - one plane of seven satellites; and

        - two planes of two satellites each,

in highly inclined orbits between approximately 740 and 1,000 kilometers above the Earth. Currently, two planes of two satellites and three planes of eight satellites have been launched. We expect to launch an additional plane of seven satellites in 1999.

     The satellites are produced by Orbital, one of our general partners. The satellites currently on-orbit and scheduled to be launched in 1999 were procured by us pursuant to a procurement agreement with Orbital dated September 12, 1995, as amended. The satellites generally have been launched in groups of eight using Orbital's Pegasus(R) launch vehicle. One plane of two satellites was placed in a high-inclination orbit using a Pegasus launch vehicle and the other plane of two satellites was launched using an Orbital-built Taurus(R) launch vehicle. The plane of seven satellites scheduled for launch in 1999 will be launched using a Pegasus launch vehicle. Orbital's Pegasus vehicle is launched from beneath a modified Lockheed L-1011 owned by Orbital and is capable of deploying satellites weighing up to 1,000 pounds into LEO. Orbital has conducted 26 Pegasus missions, with approximately a 96% success rate.

     The satellites are equipped with a VHF communications infrastructure capable of operation in the 137.0-150.05 MHz and the 400.075-400.125 MHz bands. The use of the spectrum is managed by an on-board computer that employs an ORBCOMM-developed Dynamic Channel Activity Assignment System (the "DCAAS"). The DCAAS continuously scans the authorized spectrum, identifies frequencies in use and assigns channels to minimize the possibility of interference. The DCAAS is expected to change the frequency of the uplink random access channels every five seconds. The satellites can also transmit a UHF beacon that provides subscriber unit manufacturers with the ability to supply enhanced, cost-effective, Doppler positioning.

     Gateway Earth Stations and the subscriber units comprising the ORBCOMM system communicate with the satellites in the same band, thus eliminating the design complexity, as well as the associated mass, power and cost of supporting multiple radio payloads on a single satellite. The satellite also contains an intelligent packet-routing capability, including a limited store-and-forward capability.

     We have negotiated a procurement agreement with Orbital under which we will procure, at a minimum, eight additional satellites and two separate Pegasus launch vehicles, at a total cost of approximately $70,000,000. In addition, under this agreement we have the option to procure up to 22 additional satellites and associated launch services using the Pegasus launch vehicle. We expect that these additional satellites will be used, among other things, to meet certain of the milestones set forth in the license granted by the FCC on March 31, 1998 authorizing OCC to launch an additional 12 LEO satellites, as replenishment satellites or as ground spares.

     Ground and Control Segment. The ground and control segment consists of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. The role of the gateway is to provide access to the space segment and interface to public and private data networks. The major elements of a gateway include:

        - Gateway Earth Stations, each of which is composed of two radomes, with enclosed VHF tracking antennae, one of which is redundant, and associated pedestal, controller and radio equipment;

        - a gateway message switching system located within each Gateway Control Center, which processes the message traffic and provides the interconnection to the terrestrial networks; and

        - a management system located within each Gateway Control Center, which manages the gateway elements.

     To provide services using the ORBCOMM system in a particular region, an appropriately located gateway is required. Gateways cover a circular area with a radius of approximately 3,300 miles. All elements of the U.S. Gateway are operational, including four Gateway Earth Stations located in New York, Arizona, Georgia and Washington and a Gateway Control Center located in Virginia. The U.S. Gateway will be used to serve the United States, Canada, Mexico, the north Caribbean region and, for at least the near future, a portion of South America and the south Caribbean region. Gateways located in Italy, Japan, Brazil, Argentina and South Korea have successfully completed acceptance testing.

     The control segment of the ORBCOMM system is housed at the Network Control Center. The control segment includes a network management system, which monitors the status of all network elements, and a space vehicle management system. Currently, there is no back-up Network Control Center, although the existing Network Control Center is equipped with back-up hardware, and associated software is backed up and stored off-site. In addition, the Network Control Center is equipped with an automatic emergency generator to provide a backup for normal building power. Requirements have been developed for a back-up Network Control Center to be constructed in 1999. Through the U.S. Gateway, managed from the Network Control Center, we have access to the space segment for command and control purposes, although, consistent with the rules and regulations of the FCC, OCC, as holder of the FCC licenses for the ORBCOMM system, maintains ultimate control over the ORBCOMM system.

     Subscriber Segment. The subscriber segment consists of various models of subscriber units, some of which are intended for general use, and some of which are designed to support specific applications, although even in the case of the general use subscriber units, the configuration of these units may make them more or less suitable for certain applications. The subscriber unit models include or will include:

        - externally powered subscriber units for fixed applications such as pipeline monitoring, remote device control or environmental monitoring;

        - self-contained, battery- and/or solar-powered subscriber units that would support applications where commercial or other external power is not available, including messaging applications; and

        - vehicular-powered subscriber units that could be used in asset tracking, cargo monitoring or vehicular operation monitoring.

     The subscriber units targeted for industrial or telemetric applications are designed to interface with sensors or control devices, through an industry-standard serial interface using a proprietary communications protocol, developed to take advantage of the packet nature of the ORBCOMM system. The subscriber units targeted for the messaging market will incorporate interfaces such as integrated keyboards or touch-sensitive screens. Additionally, while the satellites are designed to support Doppler position determination in the subscriber units, certain subscriber unit models are also equipped with GPS receivers, permitting more rapid and more accurate location determination.

     To ensure the availability of subscriber units having different functional capabilities in sufficient quantities to meet demand, we have provided extensive design specifications and technical and engineering support to various subscriber unit manufacturers. We have entered into agreements with five subscriber unit manufacturers, Kyushu Matsushita Electric Company, Ltd. (also known as "Panasonic"), Scientific-Atlanta, Inc. (also a VAR), Magellan, Stellar Electronics Ltd. and QUAKE Wireless, Inc., and have type approved six subscriber unit models for commercial use with the ORBCOMM system. In addition, we are finalizing type approval of three subscriber unit models that can be used in connection with monitoring and/or tracking applications. Four subscriber unit manufacturers have commenced production of subscriber units that can be used for a variety of applications, including electric utility meter, oil and gas storage tank, well and pipeline and environmental monitoring and commercial truck, trailer, container, rail car, heavy equipment, fishing vessel and government asset tracking applications, as well as personal messaging.

REGULATION

  U.S. FCC Regulation

     Regulation of NVNG Systems. All commercial non-voice, non-geosynchronous ("NVNG") satellite, or Little LEO, systems (such as the ORBCOMM system) in the United States are subject to the regulatory authority of the FCC, which is the U.S. government agency with jurisdiction over commercial uses of the radio spectrum. Little LEO operators must obtain authorization from the FCC to launch and operate their satellites to provide services in assigned spectrum segments.

     The FCC both assigns (allocates) spectrum to particular uses or services and designates (licenses) particular companies to operate in these frequencies. In January 1993, the FCC allocated spectrum segments for NVNG mobile satellite services ("MSS") and issued a Notice of Proposed Rulemaking to govern the NVNG licensing process. In October 1993, the FCC formally adopted its licensing and service rules for NVNG systems (the "NVNG Order"). The NVNG Order imposes limits on subscriber units operating the band 148.0-149.9 MHz. Subscriber units are limited to transmitting no more than one percent of the time during any 15-minute period and no transmission may exceed 450 milliseconds. We believe that our services can be provided within these limitations.

     First Processing Round; Original FCC License. On February 28, 1990, OCC filed an application with the FCC for a Little LEO system. Thereafter, each of Starsys Global Positioning, Inc. ("Starsys") and VITA also filed a Little LEO system application. The FCC considered these applications together in a single processing round.

     On October 24, 1994, the FCC granted OCC a license to construct, launch and operate 36 LEO satellites, in four inclined and two near-polar orbital planes, for the purpose of providing two-way data and messaging communications and position determination services (the "Original FCC License"). In 1995, the FCC granted OCC licenses to operate four Gateway Earth Stations and to deploy up to 200,000 subscriber units in the continental United States.

     The frequency bands in which the ORBCOMM system is authorized to operate are as follows:

Uplink:        148.0 -- 149.9 MHz
Downlink:      137.0 -- 138.0 MHz and 400.075 -- 400.125 MHz

     The Original FCC License authorizes OCC to offer service as a private carrier and extends ten years from the operational date of the first ORBCOMM satellite, FM1, which was April 1995. In order to ensure that a licensee actually uses the spectrum that has been licensed to it, the FCC imposed deadlines for initiating and completing construction and launch of the licensee's satellite system. The milestone requirements of the Original FCC License require that OCC launch:

        - its first two satellites by December 1998;

        - its remaining 34 authorized satellites by December 2000.

     OCC has already met the first milestone with the launch of its first two satellites, FM1 and FM2, in April 1995. In late 1997 and during 1998, OCC launched an additional 26 satellites and expects to launch an additional seven satellites in 1999, which, if successful, will result in OCC meeting the second milestone. In addition, OCC is required to apply for a license renewal three years prior to the expiration of the Original FCC license. While, based on past experience, OCC believes that the FCC generally grants license renewals to existing licensees where the licensee has satisfied the requirements of the license, there can be no assurance that the Original FCC License would be renewed should OCC apply.

     To facilitate sharing between OCC and Starsys, the parties agreed to certain technical limitations on their respective operations. These limitations include OCC's agreeing to use channels at the edges of the 137.0-138.0 band, or agreeing to shut down the channels located near the center of such band when OCC's and Starsys' satellites were aligned. Starsys agreed to limit the number and location of its Gateways, and also agreed to utilize narrow beamwidth antennas to minimize the time during which the two systems' satellites will be aligned. Although Starsys has returned its license to the FCC, under new rules that took effect on January 2, 1998, the FCC authorized E-SAT to operate in the spectrum previously licensed to Starsys consistent with the provisions of the Starsys' first processing round authorization. Thus, these operating restrictions remain in effect with respect to sharing of this band by OCC and E-SAT.

     Second Processing Round; Supplemental FCC License. On November 16, 1994, the FCC closed the application filing period for a second processing round for NVNG applications. Eight applicants (including OCC) initially filed applications in the second processing round; however, three of these applicants later dropped out of the processing round. The FCC's International Bureau, acting on delegated authority, granted Leo One's application for a 48-satellite Little LEO system on February 13, 1998, and granted the second-round applications of OCC, Final Analysis, E-SAT and VITA on March 31, 1998. OCC has filed applications for review of the International Bureau orders granting licenses to Leo One and Final Analysis because OCC believes that the general obligation imposed in these orders to complete coordination before commencing operations may not provide adequate protection to OCC's subscriber uplink operations in the 148.0-149.9 band.

     The March 31, 1998 license permits OCC, among other things, to launch an additional 12 LEO satellites (the "Supplemental FCC License"). The term of the Supplemental FCC License is ten years from the operational date of the first ORBCOMM satellite, which was April 1995. The Supplemental FCC License contains the following milestone requirements:

        - that OCC begin construction of the first two of these additional 12 satellites by March 1999 and of the remaining ten satellites no later than March 2001, respectively; and

        - that OCC launch the first two of these additional 12 satellites by September 2002 and the remaining ten satellites by March 2004, respectively.

     OCC believes that it has met the first milestone requirement as ORBCOMM has negotiated an agreement with Orbital to construct additional satellites that are expected to be launched within the deadline imposed by the Supplemental FCC License. Failure of OCC to meet these milestones will render the Supplemental FCC License null and void, unless the FCC grants an extension of these milestones. In addition, OCC is required to apply for a license renewal three years prior to the expiration of the Supplemental FCC License. While, based on past experience, OCC believes that the FCC generally grants license renewals to existing licensees where the licensee has satisfied the requirements of the license, there can be no assurance that the Supplemental FCC License would be renewed should OCC apply.

     The Supplemental FCC License also allowed OCC to refine the design of its satellite system, by permitting:

        - the ORBCOMM system to use fewer, potentially higher, data rate customer downlink channels;

        - a change in the orbital altitude of the ORBCOMM satellites in the non-high-inclination planes from 775 kilometers to approximately 825 kilometers above Earth; and

        - the launch of eight of the high-inclination satellites to 108 degrees instead of 70 degrees.

     The additional 12 satellites authorized by the Supplemental FCC License will also improve the ORBCOMM system's high-latitude coverage over Alaska, Canada and Europe as well as provide additional capacity and greater in-orbit redundancy. In addition, ORBCOMM believes that the grant of the Supplemental FCC license will facilitate coordination with Russia and France.

     Finally, the Supplemental FCC License provided OCC a secondary right to use a portion of the 149.9-150.0 MHz band for its feeder links, which right is contingent on Final Analysis moving its feeder link to another location, which it has indicated it desires to do. However, before Final Analysis can move its feeder link, additional spectrum needs to be made available by ITU for the MSS, which is not likely to happen until at least 1999, if at all.

     Additional Domestic Regulatory Activities. On July 17, 1998, the FCC granted a modification request filed by OCC that permits OCC to launch eight of its authorized satellites in an equatorial orbit (rather than a 45 degree orbit) and to increase the spacing between the other three planes of satellites (the "Modification Request"). We believe this change to the satellite system design enhances coverage in the equatorial regions of the world.

     On March 18, 1999, OCC filed an additional request to modify its equatorial plane of satellites by increasing the altitude of this plane of satellites to 1,000 kilometers and reducing the number of satellites in the plane from eight to seven. We believe this further refinement of the ORBCOMM system will enhance the availability of satellite coverage in the near-equatorial regions (20(o)-25(o) latitude). This modification request is currently pending.

  International Regulation

     ITU Spectrum Allocations. The International Table of Frequency Allocations (the "International Table") identifies radio frequency segments that have been designated for specific radio services by the member nations of the International Telecommunication Union ("ITU"). The International Table is revised periodically at the World Radiocommunication Conferences ("WRCs"). Between WRCs, the member nations of the ITU, in connection with private industry, prepare and propose recommendations for international allocations to be considered at the next WRC. Preparatory analyses and recommendations are considered in appropriate technical study groups for specific topics. In this way, the countries of the world coordinate their respective spectrum allocations.

     Little LEO systems require use of radio spectrum on a global basis to reach their full commercial potential. At the 1992 World Administrative Radio Conference ("WARC-92"), with the sponsorship of the U.S. government and a number of other key administrations, major portions of the 137 to 150 MHz band and a narrow portion of the spectrum band at 400 MHz were allocated on a global basis to Little LEO systems. The specific frequency allocations for uplink and downlink operations included the following:

        Uplink:        148.0 -- 149.9 MHz (1.9 MHz on a primary basis)
        Downlink:      137.0 -- 138.0 (675 kHz on a primary basis; 325 kHz on a
                         secondary basis)
                       400.15 -- 401.00 MHz (850 kHz on a primary basis)

     The band 400.075-400.125 MHz licensed for use by the ORBCOMM system was allocated previously on a global basis to Time and Frequency Standard service and, therefore, was not subject to consideration at WARC-92. OCC's planned use of this bandwidth complies with the regulations governing its use. In addition, the procedures for "coordinating" Little LEO services with other registered users of the band were established at WARC-92.

     ITU Coordination. The United States, on behalf of OCC, is required to coordinate the frequencies used by the ORBCOMM system through the ITU. ITU frequency coordination is a necessary prerequisite to obtaining interference protection from other NVNG satellite systems. There is no penalty for launching a satellite system prior to completion of the ITU coordination process, although protection from interference through this process is afforded only as of the date of successful completion of the process and notification of the satellite by the ITU.

     The FCC, on behalf of OCC, notified the ITU that the ORBCOMM system was placed in service in April 1995 and that it has operated without complaint of interference since that time. The FCC also informed the ITU that OCC has successfully completed its coordination with all other administrations except Russia and France. Since that time, the United States has successfully coordinated the ORBCOMM system with Russia with the exception of two downlink channels that operate on co-frequency with the Russian Meteor system. We will not need these two downlink channels immediately, but we will need them when the additional high-inclination plane satellites are launched. Discussions are continuing directly with the operator of the Russian Meteor system in accordance with the U.S.-Russian coordination agreement, and we currently expect this coordination to be completed in 1999. The United States has successfully coordinated the ORBCOMM system with a French government system that is currently in operation. However, the United States has not completed coordination of the ORBCOMM system with the French commercial Little LEO system S80-1, which is currently planned to be launched in November 2000. We currently expect that coordination with respect to S80-1 will be completed before the planned launch of this system.

     The FCC must modify OCC's ITU registration documentation and proceed with a supplementary coordination process with respect to the 12 satellites authorized under the Supplemental FCC License. This process is not expected to affect coordination of our 35-satellite system. Satellite systems subsequent to the ORBCOMM system must coordinate with OCC to protect the ORBCOMM system from interference.

     ITU coordination is also required for the uplink channels required by the ground segment of the ORBCOMM system, but is the responsibility of individual administrations. Depending on the location of particular ground stations, the applicable coordination distance specified in the ITU procedures may extend across international boundaries and require coordination by more than one governmental authority. For example, two of the four U.S. Earth Stations have a coordination distance that extends into Canada, and thus required coordination with Canada prior to ITU notification or registration.

     At the 1995 WRC, France proposed a reduction in the threshold for coordination with terrestrial services, which would require additional coordination of MSS systems. France raised this proposal again at the 1997 WRC. This proposed change was not adopted at either the 1995 or 1997 WRCs, but we cannot assure you that it will not be proposed and adopted at the next WRC scheduled for 1999, or that, if adopted, additional coordination requirements would not be imposed on the ORBCOMM system, to the extent that OCC may not have completed the ITU coordination process.

     Coordination with Intelsat and Inmarsat. Pursuant to the Intelsat treaty, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Intelsat. OCC was notified in March 1995 that this coordination with Intelsat had been successfully completed with respect to the planned 35-satellite enhanced constellation. Further coordination will be required with respect to the 12 satellites licensed under the Supplemental FCC License. OCC anticipates that it will successfully complete coordination with Intelsat with respect to these satellites.

     The Inmarsat treaty similarly requires both technical and economic harm coordination. OCC was notified in October 1995 that it had successfully completed both technical and economic coordination with Inmarsat with respect to the planned 35-satellite enhanced constellation. Further coordination will be required with respect to the 12 satellites licensed under the Supplemental FCC License. As with the Intelsat coordination, OCC anticipates that it will successfully complete such coordination with Inmarsat.

     Regulation of Service Providers. Primary responsibility for obtaining local regulatory approval to offer ORBCOMM system services in countries outside the United States will reside with the various International Licensees. In all cases, the proposed International Licensees are private companies, reflecting the expectation that the ORBCOMM system will be licensed as a value-added service rather than as a regulated basic service. International Licensees and proposed International Licensees have had discussions with regulators in certain major target countries and have advised us that such discussions indicate that favorable regulatory treatment can be anticipated.

     The process for obtaining regulatory approval in foreign countries generally conforms to the following process. The International Licensee requests regulatory approval from the appropriate national regulatory body, which has the sole authority to grant an operating license. Obtaining such local regulatory approvals normally requires, among other things, that the International Licensee demonstrate the absence of interference to other authorized uses of the spectrum in each country. In some countries, this process may take longer due to heavier shared use of the applicable frequencies and, in certain other countries, may require reassignment of some existing users. The national regulatory authority will be required to associate with the OCC ITU submission. The national regulatory authority also will be required to submit so-called Appendix 3 information to the ITU to coordinate and protect ORBCOMM Gateway Earth Stations in the territory or region from interference by other ground systems in neighboring countries.

     To date, we have executed 12 agreements with International Licensees covering over 80 countries within North, Central and South America, Europe, Asia and the Caribbean, and are in the process of replacing four former International Licensees that collectively represent an additional approximately 25 countries. A total of 24 countries have granted approvals to provide full commercial or other limited services using the ORBCOMM system.

     We provide technical and regulatory assistance to our International Licensees in pursuing operating authority. The assistance provided by ORBCOMM includes actual in-country demonstrations that the ORBCOMM system can share use of the allocated spectrum with existing users while neither causing harmful interference nor constraining operations and growth of those systems. While International Licensees have been selected, in part, based upon their perceived qualifications to obtain the requisite foreign regulatory approvals, we cannot assure you that they will be successful in doing so, and if they are not successful, our services will not be available in such countries. In addition, the continued operations of the International Licensees may be subject to other regulatory requirements or regulatory or other changes in each foreign jurisdiction.

EMPLOYEES

     As of March 1, 1999, we had 387 full-time employees. None of our employees is unionized. Our management considers its relations with employees to be good.

ITEM 2. PROPERTIES

     We currently lease approximately 45,000 square feet of office space in Herndon, Virginia, as well as approximately 22,500 square feet of office space in Dulles, Virginia from Orbital. We also lease approximately 33,500 square feet of additional space at various sites in Virginia and Maryland for, among other purposes, self-storage, space to assemble certain portions of the Gateway and for use by employees and a contractor. We currently operate four Gateway Earth Stations. We own the properties on which the St. Johns, Arizona and

Arcade, New York Gateway Earth Stations are located and leases, subject to long-term lease agreements, the properties on which the Ocilla, Georgia and East Wenatchee, Washington Gateway Earth Stations are located.

ITEM 3. LEGAL PROCEEDINGS

     On December 18, 1998, ORBCOMM International terminated for non-performance its service license agreements with SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and CEC Bosphorus Communications Ltd. ("CEC Bosphorus"), which agreements together covered 20 countries. On December 23, 1998, SATCOM International Group PLC ("SATCOM"), the alleged successor-in-interest to SEC ORBCOMM's and CEC Bosphorus' interests in these agreements, filed an action (98 Civ. 9095, S.D.N.Y.) claiming that the termination of these agreements was unjustified. This suit sought damages and a preliminary and permanent injunction effectively awarding the licenses to SATCOM. The district court denied SATCOM's application for a temporary restraining order on December 28, 1998. Following an evidentiary hearing, on March 18, 1999, the district court denied SATCOM's request for a preliminary injunction. While these decisions do not represent a final adjudication of SATCOM's claims against ORBCOMM International, the district court, in denying SATCOM's request for a preliminary injunction, ruled that SATCOM was unlikely to prevail on the merits. ORBCOMM International is actively seeking a new licensee or licensees for the countries formerly covered by these service license agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     We are a Delaware limited partnership that is owned 50% by OCC and 50% by Teleglobe Mobile. There is no public trading market for any class of our common equity. To date, we have not paid cash dividends to either OCC or Teleglobe Mobile, and we do not intend to do so in the near future.

     There are no distributions required to be made to our partners other than a minimum annual distribution required by our partnership agreement in the amount of (i) 40%, multiplied by the lesser of (a) such partners distributive share of our taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since our inception. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture dated August 7, 1996 among us, Capital, certain affiliate guarantors and Marine Midland Bank (the "Indenture") governing the Notes, no additional cash distributions are permitted to be made to our partners other than those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture.

ITEM 6. SELECTED FINANCIAL DATA

     The following is our selected income and expense data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and our selected balance sheet data as of December 31, 1994, 1995, 1996, 1997 and 1998, which in each case come from our audited financial statements. You should read the selected financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this report. SINCE WE ACCOUNT FOR OUR OWNERSHIP IN BOTH ORBCOMM USA AND ORBCOMM INTERNATIONAL USING THE EQUITY

METHOD OF ACCOUNTING, YOU SHOULD ALSO READ THE FINANCIAL STATEMENTS OF ORBCOMM USA AND ORBCOMM INTERNATIONAL AND THE NOTES THERETO LOCATED ELSEWHERE IN THIS REPORT.

                                                        YEARS ENDED DECEMBER 31,
                                                             (IN THOUSANDS)
                                           ---------------------------------------------------
                                           1994    1995       1996          1997        1998
                                           ----    -----    --------      --------    --------
INCOME AND EXPENSE DATA: (1)
Total revenues(2)......................    $ 0     $ 900(3) $    420      $    527    $  1,262
Cost of product sales..................      0         0         268           517       1,242
Depreciation...........................      0         0       6,198         7,348      11,048
Engineering expenses(4)................      0         0       5,453         8,160      17,007
Marketing, administrative and other
  expenses.............................      9        50       6,933        12,070      34,961
Equity earnings (losses) of
  affiliates(5)........................      0      (854)     (4,602)       (8,413)     (4,732)
Interest income (expense), net.........      0        59       3,554         4,545      (1,900)
                                           ---     -----    --------      --------    --------
Net income (loss)......................    $(9)    $  55    $(19,480)     $(31,436)   $(69,628)
                                           ===     =====    ========      ========    ========

                                                             AS OF DECEMBER 31,
                                                               (IN THOUSANDS)
                                             ---------------------------------------------------
                                              1994       1995       1996       1997       1998
                                             -------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments(6)...........................  $ 5,000   $  1,785   $153,482   $ 38,862   $  4,189
ORBCOMM system, net(7).....................   68,647    106,990    170,034    263,379    327,946
Total assets...............................   73,647    109,030    329,509    316,969    346,634
Total long-term debt.......................    5,000      4,174    173,269    172,277    171,190
Partners' capital..........................   58,509     94,601    137,942    106,418    104,790

------------------------------
(1) For the period June 30, 1993 (date of inception) through December 31, 1994, there were no significant income and expense transactions.

(2) We are a development stage enterprise and have had no significant system revenues.

(3) Represents the forfeiture of a non-refundable fee received from a potential International Licensee.

(4) Prior to 1996, we capitalized substantially all engineering expenses as part of the total costs of the ORBCOMM system.

(5) We account for our investments in ORBCOMM USA and ORBCOMM International using the equity method of accounting.

(6) Includes U.S. government securities pledged as security for repayment of principal and interest on the Notes of $0 and $21,478,000 as of December 31, 1998 and 1997, respectively, and the amount in a segregated account related to a Loan and Security Agreement dated December 22, 1994 (the "MetLife Note") between us and MetLife Capital Corporation ("MetLife") of $1,700,000 and $2,800,000 as of December 31, 1998 and 1997, respectively.

(7) Represents the aggregate costs of the satellite constellation design, construction and launch services, design and construction of the U.S. Ground Segment, insurance and other system costs, including capitalized interest, net of accumulated depreciation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, Orbital, acting through OCC, and Teleglobe, acting through Teleglobe Mobile, formed ORBCOMM. OCC and Teleglobe Mobile each acquired and currently owns a 50% partnership interest in us. Concurrently with our formation, OCC and Teleglobe Mobile formed two marketing partnerships, ORBCOMM USA and ORBCOMM International, with the exclusive right to market our services in the United States and internationally, respectively. We are a 98% general partner in each of ORBCOMM USA and ORBCOMM International, while OCC and Teleglobe Mobile control the remaining 2% of ORBCOMM USA and ORBCOMM International, respectively. OCC retains control over the licenses granted to it by the FCC for the ORBCOMM system, consistent with FCC regulations.

     Capital, a wholly owned subsidiary of ours, was formed in July 1996 to act as a co-issuer with us in connection with the Notes Offering. Capital has nominal assets and does not conduct any operations. ORBCOMM Corporation, another wholly owned subsidiary of ours, was formed in March 1998 for the sole purpose of investing in and acting as one of our general partners in connection with the initial public offering we anticipated would be conducted in 1998, which offering was not consummated. DIS, a Delaware corporation and a wholly owned subsidiary of ours, was formed in September 1998 to purchase substantially all of the assets of Dolphin. DIS distributes outside Canada the Dolphin Software, while DSS, a Nova Scotia unlimited liability company and a wholly owned subsidiary of DIS that was formed in October 1998, develops, and distributes within Canada, the Dolphin Software.

OUR ORGANIZATIONAL STRUCTURE; BASIS OF OUR FINANCIAL REPORTING

     Our consolidated financial statements include our accounts and the accounts of two of our subsidiaries, DIS and DSS. Since OCC and Teleglobe Mobile have effective control over ORBCOMM USA and ORBCOMM International, respectively, we account for each of ORBCOMM USA and ORBCOMM International using the equity method of accounting. We do not consolidate either ORBCOMM USA or ORBCOMM International, and therefore do not report in our consolidated financial statements, either of ORBCOMM USA's or ORBCOMM International's assets, liabilities and operating revenues and expenses. Instead, our proportionate share of the net income and losses of each of ORBCOMM USA and ORBCOMM International is recorded under the caption "Equity in losses of affiliates" in our consolidated financial statements. Correspondingly, our investment in each of ORBCOMM USA and ORBCOMM International is carried at cost, subsequently adjusted for the proportionate share of net income and losses, additional capital contributions and distributions under the caption "Investments in and advances to affiliates."

     ORBCOMM USA pays to OCC an output capacity charge that is a quarterly fee equal to 23% of ORBCOMM USA's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM system output capacity in the United States and exclusive use of the tangible assets (including software) of the ORBCOMM system located in the United States (the "System Assets"). In consideration of the construction and financing by us of the System Assets, OCC, in turn, pays to us a system charge that is a quarterly fee equal to the output capacity charge less 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total system service revenues ("Total Aggregate Revenues"). If the output capacity charge as described above is less than 1.15% of Total Aggregate Revenues, then OCC is not required to pay and does not owe any portion of the system charge to us.

     ORBCOMM International pays to Teleglobe Mobile an international output capacity charge that is a quarterly fee equal to 23% of ORBCOMM International's total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM system output capacity outside the United States. In consideration of the grant by us to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM system output capacity outside the United States, Teleglobe Mobile, in turn, pays to us a system charge that is a quarterly fee equal to the international output capacity charge less 1.15% of Total Aggregate Revenues. If the international output capacity charge as described above is less than 1.15% of Total Aggregate Revenues, Teleglobe Mobile is not required to pay and does not owe any portion of the system charge to us.

ROLL-OUT OF OUR SERVICES

     The ORBCOMM system provides a reliable, cost-effective method of providing fixed asset monitoring, mobile asset tracking and messaging services to a broad range of customers around the world. We have launched 28 satellites to date and expect to launch seven additional satellites in an equatorial plane in 1999.

     On November 30, 1998, we formally announced the launch of full commercial service in North America. The U.S. Ground Segment, including the Network Control Center and four Gateway Earth Stations, is operational. In addition, gateways located in Italy, Japan, Brazil, Argentina and South Korea have successfully completed acceptance testing. Our International Licensees for Europe, a portion of South America and Japan have launched or are expected to launch commercial service in the first quarter of 1999. Collectively, these three International Licensees cover approximately 50 countries. During the remainder of 1999, we expect that certain of our International Licensees for Malaysia, Morocco, the remaining portion of South America and the south Caribbean region, Mexico, the north Caribbean region, Russia and Ukraine will launch commercial service as well, subject to completion of the necessary ground infrastructure and receipt of the necessary regulatory approvals.

REVENUES

     We expect to emerge from development stage during the first half of 1999. Domestically, we generate revenues from the direct sale of satellite access and usage to VARs, which sales to date have been primarily for resale to customers. The pricing of satellite access and usage is based on many variables, including the availability and cost of substitute services, the cost of providing service, and the nature of the user application. Pricing generally is based on a wholesale pricing structure that incorporates an initial activation charge, a recurring monthly charge for access to the ORBCOMM system and charges based on the customer's usage.

     We expect that beginning in 1999 we will also generate revenues from the sale of data and messaging communications services and applications developed and distributed by Internal VARs. The pricing of services provided by the Internal VARs is based on a pricing structure similar to the VAR pricing structure except that the Internal VAR pricing structure generates additional revenues from value-added software, hardware, and value-added customer services that are provided to the customer.

     We have on occasion entered into agreements, and may enter into additional agreements in the future, to purchase subscriber units for resale. Historically, we have not generated substantial revenues from the sale of subscriber units. During 1998, we committed to purchase $6,200,000 of subscriber units from certain manufacturers to accelerate initial customer sales by VARs, Internal VARs and International Licensees. We expect to sell these subscriber units at prices equal to or greater than cost, although we cannot assure you that we will be able to do so.

     Internationally, we generate revenues through license fees paid by and through the sale of gateways to International Licensees. In addition, all International Licensees in commercial service pay a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee. International Licensees' gross operating revenues are based on a wholesale pricing structure similar to the prices charged to VARs which includes an activation charge, a recurring monthly access charge and a usage charge. On execution of an agreement, International Licensees purchase a gateway or gateway components from us pursuant to a gateway procurement contract or arrange to share a gateway with an International Licensee that is in close proximity. Cash received under the gateway procurement contracts is generally accounted for as deferred revenues and recognized when the gateway has successfully completed acceptance testing. License fees from service license or similar agreements are generally accounted for as deferred revenues and recognized over the term of the agreements.

OPERATING EXPENSES

     We own and operate the assets other than the licenses from the FCC, which are owned by OCC and licensed to us, that comprise the ORBCOMM system. Satellite-based communications systems are characterized by high initial capital expenditures and relatively low marginal costs for providing service. On November 30, 1998, we announced the commencement of full commercial service in North America and depreciation of the 28-satellite constellation commenced. Additionally, we incur:

        - engineering expenses related to the development and operation of the ORBCOMM system;

        - marketing expenses related to the marketing of our services; and

        - general, administrative and other expenses related to the operation of the ORBCOMM system.

     We have also incurred expenses related to the development of Internal VARs, which are included in our marketing expenses. We anticipate that our expenses related to the continued development and operation of the Internal VARs (including the development of applications for customers) will increase substantially as we expand the marketing and distribution efforts of the Internal VARs. Cost of products sold includes the cost of sale of subscriber units sold to customers.

RESULTS OF OPERATION -- ORBCOMM

     We have generated substantial negative cash flows to date. Our activities have focused primarily on:

        - the acquisition of U.S. regulatory approvals for the operation of the ORBCOMM system;

        - the design, construction and launch of satellites;

        - the design and construction of associated ground network and operating systems (including associated software);

        - the development of subscriber unit manufacturing sources;

        - the negotiation of agreements with International Licensees;

        - the hiring of key personnel;

        - the negotiation of agreements with VARs;

        - the development of Internal VARs;

        - the development of customer software and hardware applications; and

        - preliminary marketing and sales activities associated with our commercial operations.

     In October 1998, we purchased substantially all of the assets of Dolphin and established two wholly owned subsidiaries, DIS and DSS. It is expected that most DSS product sales will be to consolidated affiliates. As such, we do not expect DSS to have a material impact on our financial results.

     Revenues. Product sales of $1,262,000, $517,000 and $268,000 for the years ended December 31, 1998, 1997 and 1996, respectively, relate primarily to our sale of subscriber units to ORBCOMM USA and ORBCOMM International, which in turn sell to customers. The cost of product sales associated with such revenues was $1,242,000, $517,000 and $268,000 respectively.

     Expenses. In late 1994, we borrowed $5,000,000, at an interest rate of 9.2% per annum, pursuant to the MetLife Note to help finance a portion of the ORBCOMM system. In addition, in August 1996, we closed the Notes Offering. Most of the net proceeds of the Notes Offering were invested primarily in short-term government securities, with certain restrictions attached to all of the investment portfolio. A portion of the net proceeds of the Notes Offering, sufficient to pay when due all remaining interest and principal payments on the MetLife Note, was deposited into a segregated account. For the year ended December 31, 1998, we recognized interest expenses and other financial charges (net of interest income of $914,000) of $1,900,000. We recognized interest income (net of financial charges of $833,000 and $307,000) on the invested portion of the MetLife Note and the proceeds of the Notes Offering of $4,545,000 and $3,554,000 for the years ended December 31, 1997 and 1996, respectively.

     During the construction phase of the ORBCOMM system, we have capitalized all interest expenses, as well as construction costs, consisting primarily of satellites, launch vehicles and the U.S. ground segment acquired from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the year incurred.

     We incurred $34,961,000, $12,070,000 and $6,933,000 of marketing, administrative and other expenses for the years ended December 31, 1998, 1997 and 1996, respectively. These expenses for the year ended December 31, 1998 include expenses incurred by us in the third quarter of $2,200,000 relating to the proposed initial public offering of securities by ORBCOMM Corporation, which offering was not consummated. We incurred $17,007,000, $8,160,000 and $5,453,000 of ORBCOMM system engineering expenses for the years ended December 31, 1998, 1997 and 1996, respectively. We are capitalizing a portion of engineering direct labor costs that relates to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM system. Marketing, administrative and other expenses as well as engineering expenses were higher year-over-year due in substantial part to costs relating to an increased number of employees. We also incurred $11,048,000, $7,348,000 and $6,198,000 in ORBCOMM system depreciation expense for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense increased in 1998 due to the fact that on November 30, 1998, we commenced global commercial service and depreciation of the 28-satellite constellation began. We expect depreciation expense in 1999 to be approximately $49,000,000.

     Equity in Losses of Affiliates. We recognized our share of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses. As of December 31, 1998, 1997 and 1996, we recognized $4,732,000, $8,413,000 and
$4,602,000 of such losses, respectively.

RESULTS OF OPERATION -- ORBCOMM USA

     Revenues. ORBCOMM USA recognized revenues relating to the provision of products and services of $759,000, $172,000 and $240,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The costs of product sales associated with such revenues were $798,000, $383,000 and $262,000, respectively.

     Expenses. ORBCOMM USA incurred $3,559,000, $5,173,000 and $2,984,000 of marketing expenses for the years ended December 31, 1998, 1997 and 1996, respectively. The variance in marketing expenses among years relates primarily to employee-related expenses.

RESULTS OF OPERATION -- ORBCOMM INTERNATIONAL

     Service License or Similar Agreements. ORBCOMM International has executed 12 service license or similar agreements with International Licensees, eight of which have associated gateway procurement contracts and software license agreements. These agreements authorize the International Licensees to use the ORBCOMM system to provide two-way data and messaging communications services in their respective territories. As of December 31, 1998 and 1997, $30,868,000 and $13,270,000, respectively, had been received under these agreements and the associated gateway procurement contracts, of which $20,094,000 and $13,270,000 respectively, were recorded as deferred revenue.

     Construction of Gateways. ORBCOMM International is obligated to construct and deliver eight gateways to certain International Licensees. Gateways, including one Gateway Earth Station, located in Italy, Japan and South Korea completed acceptance testing in the third and fourth quarters of 1998. As a result, the revenue and the associated costs for construction and delivery of the gateways have been reflected in ORBCOMM International's 1998 statements of operations.

     Expenses. ORBCOMM International incurred $1,231,000, $3,152,000 and $1,692,000 of marketing expenses for the years ended December 31, 1998, 1997 and 1996, respectively. The variance in marketing expenses among years relates primarily to employee-related expenses.

SUPPLEMENTAL DATA

     Set forth below is certain supplemental data for the ORBCOMM system comprising data of ORBCOMM, ORBCOMM USA and ORBCOMM International for the year ended December 31, 1998. Such supplemental data should be read in conjunction with our financial statements and the financial statements of ORBCOMM USA and ORBCOMM International, and the notes thereto located elsewhere in this report.

                               SUPPLEMENTAL DATA
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                             ORBCOMM       ORBCOMM       ELIMINATION
                                 ORBCOMM       USA      INTERNATIONAL      ENTRIES       TOTAL
                                 --------    -------    -------------    -----------    --------
Total revenue(1)...............  $ 1,262     $  759        $10,943         $(1,008)     $ 11,956
Interest income (expense),
  net..........................    1,900(2)       0              0                         1,900
Expenses.......................   64,258(3)   4,357         12,174           1,008        79,781
Loss before interest and
  taxes........................  (62,996)(4) (3,598)        (1,231)                      (67,825)
Net loss.......................  (64,896)(4) (3,598)        (1,231)                      (69,725)
Capital expenditures...........   75,615(5)       0              0                        75,615

                               SUPPLEMENTAL DATA
                            AS OF DECEMBER 31, 1997

                                                             ORBCOMM      ORBCOMM
                                                  ORBCOMM      USA     INTERNATIONAL    TOTAL
                                                  --------   -------   -------------   --------
Cash and cash equivalents.......................  $ 3,799    $    0        $  0        $  3,799
ORBCOMM system, net.............................  327,946         0           0         327,946
Total debt......................................  171,190         0           0         171,190
Subscriber units(6).............................        0     2,394         500           2,894

------------------------------
(1) ORBCOMM, ORBCOMM USA, and ORBCOMM International are development stage enterprises.

(2) Includes $837,000 of amortization of deferred financing fees. Interest expenses of $22,573,000 were capitalized in 1998.

(3) Includes depreciation expenses of $11,048,000.

(4) Excludes equity in losses of affiliates of $4,732,000.

(5) Represents capital expenditures, principally for the construction of the space and ground network system elements.

(6) Represents units that either generate revenues or are used in beta testing.

    LIQUIDITY AND CAPITAL RESOURCES

     We have incurred cumulative net losses from inception and have financed our operations to date primarily with capital contributions from our partners and through financing activities. For the year ended December 31, 1998, net cash used in operating activities was $53,176,000 primarily as a result of a net loss (excluding non-cash charges for depreciation, amortization and equity in losses of affiliates) of $53,011,000. For the years ended December 31, 1997 and 1996, net cash used in operating activities was $12,388,000 and $2,903,000, respectively. Net cash used in operating activities in 1997 and 1996 was primarily a result of net losses (excluding non-cash charges for depreciation, amortization and equity in losses of affiliates) of $14,842,000 and $8,373,000 for the years ended December 31, 1997 and 1996, respectively. The increased net loss for 1998 is primarily attributable to higher operating expenses related to the roll-out of global commercial services.

     Cash flows from investing activities for the year ended December 31, 1998 used cash of $26,044,000 primarily as a result of additional capital expenditures, advances to affiliates and purchases and sales of investments. In 1998, we invested $45,915,000, including $22,573,000 of capitalized interest for the design, development and construction of satellites, launch services, and design and construction of the U.S. Ground Segment. The amount invested excludes $29,700,000 of accrued milestone obligations. Further, we advanced an additional $2,105,000 to ORBCOMM USA and ORBCOMM International to support their marketing activities. For the years ended December 31, 1997 and 1996, $27,162,000 and $167,375,000, respectively, were used in investing activities, primarily for capital expenditures, advances to affiliates and purchases and sales of investments.

     Cash flows from financing activities for the year ended December 31, 1998 provided cash of $66,913,000. This amount includes $68,000,000 of contributions by our current partners, of which $1,087,000 was used to repay a portion of the principal of the MetLife Note. Cash flows related to financing activities for the years ended December 31, 1997 and 1996 resulted in an increase (decrease) of ($1,214,000) and $225,363,000, respectively. The 1996 increase primarily reflects additional partners' contributions of $62,733,000 and net proceeds of $164,475,000 from the Notes Offering.

     Expected future uses of cash include continued increases in staffing, additional capital expenditures related to the completion of the 35-satellite enhanced constellation, debt servicing and working capital requirements. In addition, we intend to continue to increase marketing and product development expenditures in anticipation of expanded commercial operations. The total cost of the planned 35-satellite system through the third quarter of 1999 is expected to be approximately $337,000,000 (excluding amounts under the proposed new procurement agreement with Orbital, pursuant to which we have agreed to purchase eight additional satellites and have an option to purchase up to 22 more). Of this amount:

        - $249,000,000 is for the design, development and construction of the satellite constellation and launch services;

        - $39,000,000 is for the design and construction of the U.S. Ground Segment;

        - $17,000,000 is for insurance; and

        - approximately $32,000,000 is for other system costs such as engineering and billing system costs.

     We have negotiated a procurement agreement with Orbital under which we will procure, at a minimum, eight additional satellites and two separate Pegasus launch vehicles, at a total cost of approximately $70,000,000. In addition, under this agreement we have the option to procure up to 22 additional satellites and associated launch services using the Pegasus launch vehicle. We expect that these additional satellites will be used, among other things, to meet certain of the milestones set forth in the license granted by the FCC on March 31, 1998 authorizing OCC to launch an additional 12 LEO satellites, as replenishment satellites or as ground spares.

     As of December 31, 1998, $295,451,000 had been expended for the ORBCOMM system, excluding a total of $57,089,000 of interest expenses that have been capitalized. The foregoing information reflects our current estimate of our funding requirements for the ORBCOMM system. Actual amounts may vary from such estimates for a variety of reasons, including satellite failures.

     We expect to continue to generate negative cash flows for at least the next several quarters. We expect that a portion of our cash requirements will be met through revenues from operations. Our ability to generate significant revenues is subject to numerous uncertainties. In 1999, we expect to receive additional cash payments related to certain milestones under agreements with our International Licensees. Our service and equipment contracts are U.S. dollar-based and do not generate foreign currency risk. Through December 31, 1998, OCC and Teleglobe Mobile had made capital contributions to us totaling $227,800,000. In July 1998, ORBCOMM Corporation postponed its proposed initial public offering and in October 1998, a post-effective amendment was filed to deregister the shares of ORBCOMM Corporation that had been previously registered. As a result of the postponement of the initial public offering by ORBCOMM Corporation, OCC and Teleglobe Mobile have each reaffirmed their commitments to fund our operations while considering options for future financing. We believe that the anticipated capital contributions from our partners and the deferral of invoicing of certain amounts under the procurement agreement between us and Orbital until alternative financing arrangements are secured will be sufficient to fund our anticipated net cash loss from operations and capital expenditures until we reach a positive net cash flow.

RISK FACTORS

     Many statements contained in this report are not historical and are forward-looking in nature. Examples of such forward-looking statements include statements concerning:

        - our operations, funding needs and financing sources;

        - our launch and commercial service schedules;

        - our cash flows and profitability;

        - future regulatory approvals;

        - expected characteristics of competing systems; and

        - expected actions of third parties such as equipment suppliers, VARs and International Licensees.

     These forward looking statements are inherently predictive and speculative, and are based on our current views and assumptions regarding future events and operating performance. The following are some of the risks that could cause actual results to differ significantly from those expressed or implied by such statements.

WE HAVE AN UNPROVEN TRACK RECORD

     We Expect To Incur Continued Net Losses. To date, we have generated only nominal revenues from our limited operations. We have incurred cumulative net losses of approximately $120,500,000 through December 31, 1998 and expect losses to continue for at least the next several quarters. Our continued business development will require substantial capital expenditures, most of which we will incur before we realize significant revenues from the ORBCOMM system. Together with our operating expenses, these capital expenditures will result in negative cash flows until or unless we establish an adequate revenue-generating customer base. We cannot assure you that we will have positive cash flows or that we will become profitable.

     We Have A Limited Operating And Financial History. You have limited operating and financial data on which to evaluate our business performance. We have conducted full commercial operations for only a limited period of time. Our ability to provide commercial service globally or even in key markets and to generate positive operating cash flows will depend on our ability to, among other things:

        - successfully operate and maintain the satellites in the constellation;

        - integrate the various ORBCOMM system segments (including the satellites, the ground and control infrastructure and the hardware and software used in customer applications);

        - develop distribution capabilities within the United States and licensing and distribution arrangements outside the United States sufficient to capture and retain an adequate customer base;

        - successfully and timely launch an additional plane of satellites to create an enhanced 35-satellite constellation;

        - install the necessary ground infrastructure and obtain the necessary regulatory and other approvals outside the United States; and

        - provide for the timely design, manufacture and distribution of subscriber units to customers in sufficient quantities, with appropriate functional characteristics and at competitive prices for various applications.

     Given our limited operating history, we cannot assure you that we will be able to achieve these objectives or develop a sufficiently large revenue-generating customer base to achieve profitability.

WE WILL HAVE SIGNIFICANT ADDITIONAL FUNDING REQUIREMENTS

     Additional Funding Required To Provide Global Service Could Be Significant. To complete and maintain the planned 35-satellite enhanced constellation and to expand global service, we will require significant additional capital expenditures. We currently expect that the total cost of the planned 35-satellite enhanced constellation from June 30, 1993 (date of inception) through the third quarter of 1999 will be approximately $337,000,000. Through December 31, 1998, we had spent approximately $295,000,000 on satellite constellation design, construction and launch services, design and construction of the U.S. ground segment and insurance and other system costs (excluding approximately $57,000,000 of capitalized interest). To finance these expenditures, Orbital, through OCC, and Teleglobe, through Teleglobe Mobile, had invested approximately $228,000,000 in us through December 31, 1998. In addition, we received net proceeds of approximately $164,000,000 from the Notes Offering and a loan of $5,000,000 from MetLife. While they are not contractually required to do so, our partners are currently funding our operations. We will require additional capital in 1999 and may seek to raise such additional capital through additional contributions or loans from our current partners, other equity or debt financings or operating lease arrangements or we may seek to enter into strategic arrangements. We cannot assure you, however, that other equity or debt financing or operating lease arrangements will be available and, if so, that they will be available on terms acceptable to us or that strategic arrangements will be possible and, if so, that they will be possible on terms acceptable to us.

     Developing, marketing and distributing data and messaging communications services to customers, constructing certain components of the ground infrastructure or procuring and launching additional satellites may require us to make significant expenditures that are not currently planned. These additional expenditures may arise as a result of, among other things:

        - a decision to establish additional Internal VARs;

        - the requirement that we construct international gateways because the International Licensees are unable or unwilling to do so; or

        - the requirement that we procure and launch satellites to replace satellites in the event of, for example, an uninsured loss.

     Also, we have experienced delays in implementing the ORBCOMM system, resulting in increased funding requirements beyond our estimates at the time of the Notes Offering. In addition, primarily because of our decisions to proceed with an enhanced 35-satellite constellation rather than the originally planned 28-satellite constellation and to develop Internal VARs, we have experienced significant cost increases. Moreover, interest expense on the Notes represents a significant cash requirement for us. We do not expect to be able to generate sufficient cash from operations to cover all these requirements for at least several more quarters. Moreover, we may need additional funding to cover delays or increased costs in the future. If this additional funding becomes necessary, we cannot assure you that additional funding will be available from the public or private markets or from our partners on favorable terms or on a timely basis, if at all.

     Our Substantial Debt Service Obligations Could Affect Our Competitiveness. We have a highly leveraged capital structure. As of December 31, 1998, our liabilities totaled approximately $242,000,000. Our debt service requirements could negatively affect our market value because of the following:

        - our ability to obtain additional financing for future working capital needs or for other purposes may be limited;

        - a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our indebtedness, thereby reducing funds available for operations and business expansion; and

        - we may have greater exposure to adverse economic conditions than competing companies that are not as highly leveraged.

     These factors could negatively affect our financial condition and results of operations.

     Restrictive Covenants In The Indenture Could Prevent Us From Taking Otherwise Sound Business Action. The indenture governing our Notes contains certain restrictive covenants. The restrictions in the indenture affect, and in some cases significantly limit or prohibit, our ability to, among other things:

        - incur additional indebtedness;

        - make prepayments of certain indebtedness;

        - make distributions;

        - make investments;

        - engage in transactions with affiliates;

        - issue capital stock;

        - create liens;

        - sell assets; and

        - engage in mergers and consolidations.

     If we fail to comply with the restrictive covenants in the indenture governing the Notes, our obligation to repay the Notes may be accelerated.

MARKET DEMAND FOR OUR PRODUCTS AND SERVICES IS NOT CERTAIN

     Customer Acceptance Depends On Several Factors. The success of the ORBCOMM system will depend on customer acceptance of our services, which is contingent on a number of factors, including:

        - the number of satellites that are operational at any time;

        - completion and performance of the necessary ground infrastructure;

        - receipt of the necessary regulatory and other approvals to operate in a particular country;

        - the availability of subscriber units that are compatible with the ORBCOMM system and meet the varying needs of customers;

        - the price of our services and related subscriber units; and

        - the extent, availability and price of alternative data and messaging communications services.

     As with any new communications service, we cannot assure you that the market will accept our services.

     In addition, we believe that market acceptance of certain of our services depends on the design, development and commercial availability of integrated hardware and software applications that support the specific needs of our target customers. Each of our VARs, Internal VARs and applications developers is responsible for developing and/or marketing such applications. To date, nearly 100 applications have been developed by or on behalf of VARs and Internal VARs for use with the ORBCOMM system. If there is a lack of, or a delay in the availability of the components necessary to fulfill our customers' business requirements, market acceptance of ORBCOMM services could be adversely affected.

     Currently over 100 companies are using or are in the process of evaluating the ORBCOMM system. Our business plan assumes that our potential customers will accept certain limitations inherent in satellite communications services. For example, the ORBCOMM system's line-of-sight limitation, particularly in "urban canyons," and its limited ability to penetrate buildings and other objects could limit customers' use of the ORBCOMM system and services. In addition, system availability will be limited in equatorial regions before the planned 35-satellite enhanced constellation is in commercial operation. In addition to the limitations that the ORBCOMM system architecture imposes, our services will not be available in those countries where we or our International Licensees have not obtained the necessary regulatory and other approvals. Certain potential customers may find these limitations on the availability of our services to be unacceptable.

     Competition Comes From Several Sources. Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances among industry participants seeking to use such advances internationally to capture significant market share. Although currently no other company is providing the same global, satellite-based commercial data and messaging communications services that we provide, we anticipate that the ORBCOMM system will face competition from numerous existing and potential alternative communications services. We expect that potential competitors may include:

        - operators or users of other Little LEO satellite networks similar to the ORBCOMM system whose satellites operate below 1GHz;

        - operators or users of networks of LEO satellites operating above 1GHz that offer voice telephony as well as data services;

        - operators or users of MEO satellite systems that use satellites with orbits located between 2,000 and 18,000 miles above the Earth;

        - operators or users of GEO satellite systems that use satellites with orbits located approximately 22,300 nautical miles directly above the equator; and

        - operators and users of terrestrial-based data communications systems.

     If any of our competitors succeeds in marketing and deploying systems with services having functions and prices similar to those we expect to offer, our ability to compete in markets served by such competitors may be adversely affected.

     Some of our actual or potential competitors have financial, personnel and other resources that are substantially greater than our resources. In addition, a continuing trend toward consolidation and strategic alliances in the communications industry could give rise to significant new competitors. Furthermore, any foreign competitor may benefit from subsidies from, or other protective measures taken by, its home country. Some of these competitors could develop more technologically advanced systems than the ORBCOMM system or could provide more efficient or less expensive services than those that we expect to provide.

     We may also face competition in the future from companies using new technologies including new satellite systems. A number of these new technologies, even if they are not ultimately successful, could negatively affect us. Additionally, our business could be adversely affected if competitors begin or expand their operations or if existing or new communications service providers are able to penetrate our target markets.

RELIANCE ON THIRD PARTIES COULD AFFECT OUR OPERATIONS

     We Will Rely Heavily On VARs Within The United States. In the United States, we intend to rely heavily on VARs to market and distribute many of our services to customers. Our success depends, in part, on our ability to attract and retain qualified VARs. We cannot assure you that we will be able to enter into VAR agreements for additional markets at the times or on the terms we expect or that we will be able to retain our existing VARs when the terms of their respective agreements end.

     We believe that for the VARs to successfully market our services, they will need to design, develop and make commercially available data and messaging applications that support the specific needs of our target customers. This will require the VARs to commit substantial financial and technological resources. Certain VARs are or are likely to be newly formed ventures with limited financial resources, and these entities may not be successful in designing data and messaging applications or marketing our services effectively. The inability of VARs to provide data and messaging applications to customers could negatively affect market acceptance of our services. Also, if VARs fail to develop data and messaging applications, we may do so, which will increase our expenses. Furthermore, our reseller agreements provide that VARs will use all reasonable commercial efforts to market and distribute our services, but in most cases these agreements do not require VARs to meet established sales objectives. We cannot assure you that VARs will successfully develop a market for and distribute our services.

     Although we are developing VARs, we currently act primarily as a wholesaler to VARs. Thus, the cost to customers for our services purchased through Internal VARs is largely beyond our control. Furthermore, we will have no rights independently to offer particular data and messaging applications developed by VARs or to use the associated software unless we enter into appropriate licensing agreements. By developing Internal VARs, we may create actual or apparent conflicts with certain VARs, which could adversely affect such VARs' willingness to invest resources in developing and distributing data and messaging applications for the ORBCOMM system.

     We Will Rely Heavily On International Licensees Outside The United States. Outside the United States, we enter into agreements with International Licensees. The International Licensees are responsible in their territories for procuring and installing the necessary gateways, obtaining the necessary regulatory and other approvals to provide services using the ORBCOMM system and marketing and distributing our services. We select the International Licensees primarily by evaluating their ability to market and distribute our services successfully.

     Although we consider many elements in evaluating potential International Licensees, an individual International Licensee may not satisfy any one or more of these elements. Our success depends, in part, on our ability to attract and retain qualified International Licensees. We cannot assure you that we will be able to enter into agreements with International Licensees for additional territories at the times or on the terms we expect, or that we will be able to retain our existing International Licensees when the terms of their respective agreements end. In addition, each agreement we have executed with an International Licensee provides that the International Licensee may terminate the agreement upon one year's written notice, and any International Licensee may decide to do so. Also, ORBCOMM International has the right under the terms of these agreements to terminate such agreements based on the non-performance of the licensee as described therein.

     We are required to give one of our International Licensees satellite usage fee credits as a result of our failure to meet certain ORBCOMM system launch milestones. Moreover, certain of the agreements grant International Licensees the right to terminate their agreements if they are unable to obtain the necessary regulatory and other approvals within certain time parameters. Our International Licensees may not be successful in obtaining the necessary regulatory and other approvals, and, if successful, the International Licensees may not develop a market and/or a distribution network for our services.

     Certain International Licensees are or are likely to be newly formed ventures with limited financial resources. These entities may not be successful in procuring and installing the necessary gateways, obtaining the necessary regulatory approvals or successfully marketing and distributing our services. The general form of our service license agreement does not obligate us or give us the contractual right to construct the necessary gateway if an International Licensee is unable or unwilling to construct one. In the future, and if an International Licensee is unable or unwilling to do so, we may desire to construct, or finance the construction of, the necessary gateway. However, the International Licensee or the relevant governmental authority may not permit us to construct the gateway, or we may not be able to bear the cost of constructing the gateway, which cost may be significant.

     We Will Rely Heavily On Subscriber Unit Manufacturers To Satisfy Customer Demand. Our success depends in part on manufacturers developing, on a timely basis, relatively inexpensive subscriber units. While we have executed five subscriber unit manufacturing agreements and have type approved or are finalizing type approval of nine different subscriber unit models, a sufficient supply of these subscriber units may not be available to customers at prices or with functional characteristics that meet customers' needs. As of December 31, 1998, we had procured for our own inventory, and our customers and distributors had either received or ordered, a total of over 30,000 subscriber units. On occasion, we have found it advisable to purchase or to subsidize the purchase of subscriber units and may do so in the future. We expect to sell these subscriber units to VARs, Internal VARs and International Licensees at prices equal to or greater than cost, although we cannot assure you that we will be able to do so. The cost of these purchases or subsidies could be significant. If subscriber unit manufacturers are unable to develop and manufacture subscriber units successfully at cost-effective prices that both meet the needs of customers and are available in sufficient numbers, market acceptance of the ORBCOMM system and the quality of our services could be affected, which, in turn, could negatively affect our financial condition and results of operations.

     We Rely Heavily On Orbital For Our Most Important Assets. We do not independently have, and do not intend to acquire (except by contracting with other parties), the ability to design, construct or launch the ORBCOMM satellites. Under the September 1995 procurement agreement, we have contracted with Orbital to provide these services on a fixed-price basis, subject to adjustments for out-of-scope work. We may terminate this procurement agreement if Orbital fails to achieve certain milestones within 56 weeks after the contracted completion date or if Orbital fails to comply materially with any terms of the procurement agreement. We may not, however, withhold payments under this procurement agreement solely because Orbital fails to achieve certain milestones by the dates originally planned. In addition, an adverse effect on Orbital and its business for whatever reason may adversely affect Orbital's ability to perform under this procurement agreement. We have not identified any alternate provider of the services Orbital currently provides. An alternate service provider may not be available or, if available, may not be available at a cost or on terms acceptable to us.

     We Rely Heavily On Third Parties To Control Access To Our Proprietary Information. Our success and ability to compete depend to a certain degree on our proprietary technology, and we depend on Orbital's intellectual property rights relating to the ORBCOMM system. Under the procurement agreement, Orbital or its subcontractors generally own the intellectual property relating to the work performed by Orbital under the

September 1995 procurement agreement, including the ORBCOMM satellites (other than certain communications software) and the U.S. Ground Segment. We rely primarily on copyright and trade secret law to protect our technology. We currently hold no patents. Our policy is to enter into confidentiality agreements with our employees, consultants and vendors. These agreements, where appropriate, obligate the signatory to assign to us proprietary technology developed during performance under the agreements and generally to control access to and distribution of our software, documentation and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. In addition, absent the appropriate licensing agreements, we have no rights independently to offer particular applications developed by VARs or to use the software included in these applications. Enforcing intellectual property rights to these products will depend on VARs. Furthermore, the laws of countries outside the United States may afford us and the VARs little or no effective protection of our intellectual property. Losing protection of these intellectual property rights could negatively affect our financial condition and results of operations.

     The steps we have taken may not prevent misappropriation of our technology, and agreements entered into for that purpose may not be enforceable. In addition, we may have to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This litigation, whether or not successful, could result in substantial costs and diverted resources, each of which could negatively affect our financial condition and results of operations.

RISKS RELATED TO SATELLITES COULD AFFECT OUR OPERATIONS

     A significant portion of our tangible assets are our LEO satellites and the related ground infrastructure. The loss or failure of satellites in the constellation could negatively affect us.

     Useful Life Of Satellites; Damage To Or Loss Of Satellites. There are many factors that contribute to and may affect the useful life of any satellites, including our satellites, such as the quality of the satellites' design and construction and the durability and expected gradual environmental degradation of their electrical and other components.

     The first generation of ORBCOMM satellites (with the exception of the first two satellites to be placed in orbit, each of which has a design life of four years) have eight-year design lives. We cannot assure you that any satellite will operate for the full duration of its design life.

     In addition, loss of or damage to our satellites may result from a variety of causes, including:

        - electrostatic storms;

        - collisions with other objects, including space debris, man-made objects or certain space phenomena such as comets, meteors or meteor showers;

        - random failure of satellite components; or

        - high levels of radiation.

     Also, loss of or damage to our satellites may result from the failure of the launch vehicle that was to place the satellites in orbit.

     The ORBCOMM system was designed to provide for redundancy in the event of the loss or failure of one or more satellites in the constellation, whether due to a satellite reaching the end of its design life or some other cause. However, the loss or failure of satellites in the constellation may cause:

        - gaps in service availability;

        - significantly degraded service quality;

        - increased costs; or

        - loss of revenue for the period that service is interrupted or impaired.

     Satellite Anomalies. In addition to the factors discussed above, there are a number of factors that may cause anomalies with respect to the operation or performance of satellites in orbit. In connection with the deployment of our satellite constellation, we have experienced certain anomalies with respect to several of our satellites. These anomalies include reduced power levels on certain satellites and the failure of certain satellites to transmit data to subscriber units. We have demonstrated that we are able to bypass the data transmission anomaly, although the coverage footprint of such satellites will be reduced. You should also note that:

        - anomalies such as those described above, or other anomalies that have comparable effects, could occur in the future with respect to the in-orbit satellites or additional satellites launched by us; and

        - while the anomalies described above have not materially affected our business, if we are unable to correct such anomalies, if applicable, or should additional anomalies occur in the future with respect to the other in-orbit satellites or additional satellites that we launch, such events could negatively affect our business.

     Launch-Related Risks. To date, we have successfully launched 28 satellites into their proper orbits. Under our current timetable, we plan to launch seven additional satellites on a Pegasus launch vehicle in 1999.

     Satellite launches are subject to significant risks, including:

        - failure of the launch vehicle due to a crash or explosion, which could cause disabling damage to or loss of the satellites;

        - damage to the satellites during loading into the launch vehicle, during the launch itself or as the satellites are deployed by the launch vehicle;

        - failure of the satellites to achieve their proper orbits; and

        - unreasonable delays related to poor weather conditions or prior launch failures.

     We bear the risk of loss of a launch vehicle and satellites upon release of the Pegasus launch vehicle from Orbital's L-1011 aircraft. Our insurance against the loss of a launch vehicle and its satellite payload may be limited.

     If our next satellite launch fails, or if we should need to procure launch services from an alternate provider for any reason, the resulting delays would increased the costs to deploy the 35-satellite enhanced constellation.

     Cost Increases From Satellite Enhancements, Launch Failures And Other Sources Could Negatively Affect Our Financial Performance. Due to the increased costs of modifications and enhancements made to the ORBCOMM system, our estimated costs have increased significantly since August 1996, when we completed the Notes Offering. We attribute a portion of this increase to the planned launch of an additional plane of seven satellites to complete the 35-satellite enhanced constellation, which plane was not included in the August 1996 estimate. Additional cost increases could come from, for example, launch or uninsured satellite failures and further modifications to all or a portion of the ORBCOMM system design to work out technical difficulties or to accommodate changes in regulatory requirements. Significant cost increases related to launching and implementing the planned 35-satellite enhanced constellation could negatively affect our financial condition and results of operations.

     Limited Insurance Exposes Us To Significant Risks Of Loss. Our insurance may not adequately mitigate the adverse impact of a loss of satellites or a launch vehicle failure. With respect to our next planned Pegasus launch (the "Fourth Pegasus Launch"), if there is a loss of three or more satellites in any of the planes of eight ORBCOMM satellites that were launched before the Fourth Pegasus Launch, we have insurance that would cover the costs of obtaining a replacement launch vehicle and eight replacement satellites. If there is no loss of three or more satellites in any of the planes of eight ORBCOMM satellites that were launched before the Fourth Pegasus Launch, we do not currently have insurance that would cover the costs of obtaining a replacement launch vehicle or eight replacement satellites; however, we expect to obtain such insurance before the Fourth Pegasus Launch, assuming such insurance is available on commercially reasonable terms.

     We have no insurance against in-orbit satellite failure for the two satellites that were launched in April 1995 or for the two satellites launched in February 1998. We have procured satellite insurance against the in-orbit failure of satellites in each of the first three planes of eight satellites launched using the Pegasus launch vehicle. This in-orbit insurance covers all eight satellites in a single plane for five years (or longer if extended) after the successful placement in orbit of such plane, but only if three or more in-orbit satellites in the plane fail after their successful placement in orbit, and only if we have used three or more satellites originally intended as ground spares to replace satellites lost in an unsuccessful launch or because of in-orbit failure.

     Schedule Delays Could Affect Our Commercial Operations In Certain Areas. In the past, we have had to delay satellite launches primarily because of subcontractor late deliveries and because of enhancements made to the satellites' design based on, among other things, lessons we learned from operating the two satellites launched in April 1995. For instance, at the time of the Notes Offering, we anticipated that we would have launched 28 satellites by the end of 1997. Instead, we had launched 28 satellites by the third quarter of 1998.

     Additional delays in implementing the planned 35-satellite enhanced constellation could result from a variety of causes, including, among others:

        - a delay or failure of the launch of eight satellites planned for 1999; and

        - delays caused by design reviews in the event of a launch vehicle failure or the loss of a satellite or other event beyond our control.

     We cannot assure you that these or other factors, some of which are beyond our control, will not delay the implementation of the planned 35-satellite enhanced constellation, which could negatively affect our financial condition and results of operations.

     The Costs Of Maintaining The Space Segment May Outstrip Funds Generated From Operations. The ORBCOMM satellites, which constitute a substantial portion of our total assets, have limited useful lives. We anticipate using funds from operations to develop a second generation of satellites to replenish and expand the constellation. If sufficient funds from operations are not available and we are unable to obtain financing for the second generation satellites, we will not be able to replace the first generation satellites at the end of their useful lives. We cannot assure you that additional capital would be available to develop the second generation satellites on favorable terms or on a timely basis, if at all.

     Lack Of Adequate Security For Communications Via The Internet Could Affect Customer Acceptance Of Our Services. Like many other modern communications networks, we currently deliver a substantial portion of data to our customers over the Internet and expect to continue to use the Internet as a primary delivery method for data collected from subscriber units and satellites. We currently take certain measures to ensure the security of customer data, but despite these measures, persons seeking unauthorized access to our customer data may be able to gain such access. We believe that if unauthorized access to our customer data were to occur, or if our potential customers were to perceive that such unauthorized access was likely, the market for our services would be negatively affected.

     We Could Experience Difficulty Integrating All Of The Components And Sub-Components Of The ORBCOMM System. While the ORBCOMM system has successfully transmitted approximately five million messages to date, the ORBCOMM system is exposed to the risks inherent in any large-scale complex communications system using advanced technologies. Operating the ORBCOMM system requires that we design and integrate communications technologies and devices ranging from satellites operating in space to ground infrastructure located around the world. Even if built to specifications, the ORBCOMM system may not function as expected. If any of the diverse and dispersed elements of the system fails to function and coordinate as required, that failure could delay full deployment of the ORBCOMM system or render it unable to perform at the quality and capacity levels required for us to operate our business successfully.

REGULATORY RISKS PRESENT POTENTIAL OBSTACLES TO GLOBAL OPERATION OF THE ORBCOMM SYSTEM

     Obtaining And Maintaining The Necessary U.S. Licenses Could Cause Delays. Our business may be affected by the regulatory activities of various U.S. government agencies, primarily the FCC. Although each of the Original FCC License and the Supplemental FCC License is currently valid, the FCC could revoke these licenses if OCC fails to satisfy certain conditions or to meet certain prescribed milestones, including:

        - the December 2000 milestone by which OCC must have launched 36 satellites;

        - the September 2002 milestone by which OCC must launch two of the 12 satellites recently licensed under the Supplemental FCC License; and

        - the March 2004 milestone by which OCC must launch the remaining ten of these satellites,

unless the FCC grants extensions for accomplishing these milestones. While each of these is valid until April 2005, OCC is required to apply for a license renewal three years before each license expires. While, based on past experience, OCC believes the FCC generally grants the renewal applications of existing licensees where the licensee has satisfied the requirements of the license, it is possible that the FCC will not, in fact, renew either of the FCC Licenses. Should the FCC revoke or fail to renew the FCC Licenses, or if OCC fails to satisfy any of the conditions of the FCC Licenses, such event would negatively affect our financial condition and results of operations.

     The FCC has licensed OCC to operate as a private carrier. Because of our method of distributing services, we believe that OCC currently is not subject to the restrictions that apply to common carriers or to providers of Commercial Mobile Radio Services ("CMRS"). We plan to distribute our services to customers indirectly through VARs and directly through Internal VARs. In most cases, we will provide our customers with enhanced services and will not be interconnected with the public switched telephone network. Therefore, we do not believe that the FCC will regard these services as common carrier or CMRS. In the future, however, we may provide services that the FCC deems common carrier or CMRS, or the FCC may exercise its discretionary authority to apply the common carrier or CMRS rules to our operations. Applying these rules could negatively affect our financial condition and results of operations by, for instance, subjecting us to rate regulation and certain tariff filing requirements, limiting some foreign ownership in us and subjecting us to state regulation (if we were deemed to be a common carrier).

     Our financial condition and results of operations could be adversely affected if the United States adopts new laws, policies or changes in the interpretation or application of existing laws, policies and regulations that modify the present regulatory environment.

     The Failure To Obtain Regulatory Approvals In Other Countries Could Hinder Global Service Offerings. Our business is affected by the regulatory authorities of the countries in which we or the International Licensees will operate and in which we plan to offer our services. Our International Licensees will be required to obtain local regulatory approvals to offer our services, to operate gateways and to sell subscriber units within their territories. Thus, the International Licensees must obtain numerous approvals before we can offer full global coverage. Our current business plan is based on our receiving regulatory approvals in several foreign jurisdictions by the end 1999, when the final seven satellites of the planned 35-satellite enhanced constellation are expected to be launched. To date, 24 countries have granted approvals to provide full commercial or other limited services using the ORBCOMM system. Certain of these licenses permit a range of activities including the right to test and demonstrate or operate the ORBCOMM system on a temporary or otherwise limited basis. While each International Licensee is responsible for obtaining regulatory approvals in its territory, each International Licensee may not be successful in doing so. If any International Licensee is not successful, we will not be able to offer services in the affected territory.

     Although many countries have moved to privatize communications services and permit competition in providing these services, some countries continue to require that a government-owned entity provide all communications services. While we anticipate that substantially all of the International Licensees will be private entities, we may be required to offer our services through a government-owned or -controlled entity in those territories where government monopolies prevail.

     Our inability to offer service in a foreign country or countries could negatively affect our financial condition and results of operations. Regulatory provisions in countries in which we or the International Licensees seek to operate may impose impediments on our or the International Licensees' operations, and such restrictions could be unduly burdensome. Our business may also be adversely affected by regulatory changes resulting from judicial decisions and/or the adoption of treaties, legislation or regulations by the national authorities of countries or territories where we plan to operate the ORBCOMM system.

     Coordination With The International Telecommunications Union Poses Risks Of Delays. Frequency coordination through the ITU is a necessary prerequisite to obtaining interference protection from other satellite systems. There is no penalty for launching a satellite system before completing the ITU coordination process, although protection from interference through this process is only afforded as of the date that the ITU notifies the ORBCOMM system that the coordination process has been successfully completed. OCC has completed the ITU coordination process with respect to the planned 35-satellite enhanced constellation with all administrations except Russia and France. OCC expects that it will successfully complete the ITU coordination process with Russia and France by December 1999, at which time the ORBCOMM system will be fully registered with the ITU. The FCC has modified OCC's ITU documentation to include the proposed launch of the 12 additional satellites for which OCC has been licensed. We do not expect this modification to affect coordination of the 35-satellite system. Moreover, supplemental coordination of these 12 satellites is not required for countries for which the United States previously completed coordination.

     Any delay in or failure to complete the ITU coordination process successfully may result in interference to the ORBCOMM system by other mobile satellite systems operating internationally, and this interference could negatively affect our financial condition and results of operations. Furthermore, International Licensees working with their respective governments are required to complete ITU coordination of subscriber units and gateways located in their territories with countries located within distances determined by ITU recommendations. These coordinations may not be completed successfully or in a timely manner, which could result in delayed availability of ORBCOMM services in the affected territories.

OPERATING RISKS COME FROM SEVERAL SOURCES

     Multinational Operations And Developing Markets Pose Unique Operating Challenges. Since we expect to derive substantial revenues by providing communications services globally, we are subject to certain multinational operating risks, such as:

        - changes in domestic and foreign government regulations and communications standards;

        - licensing requirements;

        - tariffs or taxes and other trade barriers;

        - price, wage and exchange controls;

        - political, social and economic instability;

        - inflation;

        - interest rate and currency fluctuations; and

        - U.S. law prohibitions from operating in certain countries.

     Many of these risks may be greater in developing countries or regions. In addition, although we anticipate that the International Licensees will make all payments in U.S. dollars, the potential lack of available U.S. currency in certain countries may prevent the International Licensees in those countries from being able to do so. Because we expect to receive most payments in U.S. dollars, we do not intend to hedge against exchange rate fluctuations.

OUR BUSINESS IS SUBJECT TO CERTAIN STRUCTURAL AND MARKET RISKS

     We Are Controlled By Two Strategic Partners. We are a limited partnership whose current partners, OCC and Teleglobe Mobile, each holds 50% of our partnership interests. Under our current partnership agreement, substantially all actions taken by us require the approval of at least a majority-in-interest (i.e., partners holding a majority of the partnership interests). As such, the partners must agree with respect to any and all decisions that require approval of a majority-in-interest, or in the event the partners fail to agree, such failure will result in deadlock between the partners. Such failure of the partners to agree with respect to any decision requiring the approval of a majority-in-interest could negatively affect us.

     Potential Conflicts Of Interest With Orbital Or Teleglobe Could Negatively Affect Us. Orbital and Teleglobe each has a substantial ownership interest in ORBCOMM. A conflict of interest may exist between us and Orbital under the procurement agreement and other related agreements between Orbital and OCC. Also, Orbital is a majority owner of Magellan, one of our subscriber unit manufacturers. Under our partnership agreement, transactions between us and Orbital are subject to the approval of our related party transaction committee. A conflict of interest also may exist between us and Teleglobe by virtue of Teleglobe's majority ownership of ORBCOMM Canada Inc., our International Licensee for Canada. Any potential conflict of interest between us and either of these entities could negatively affect our results of operation.

THE YEAR 2000 POSES CERTAIN RISKS

     We have initiated a Year 2000 readiness program, which is being implemented by a program management office composed of, among others, certain of our senior managers and certain outside consultants. The program has five phases: inventory, assessment, remediation, testing and deployment, and addresses five areas: critical system segment (comprising eight operational areas including the satellites and the ground infrastructure for the ORBCOMM system), International Licensees, Internal VARs, VAR and internal business infrastructure.

     We have completed an inventory of each product, component or software program in the critical system segment that uses date fields, contains embedded systems or that may otherwise be impacted by the Year 2000 issue. All products, components and software identified in the inventory phase have been assessed to determine whether they are Year 2000 ready. For products, components or software obtained from third party vendors (including Orbital), we surveyed each such vendor to ascertain whether the product, component or software provided by such vendor is Year 2000 ready (which may include obtaining a certification or statement from each such vendor regarding Year 2000 readiness). Based on our efforts to date, we estimate that the eight operational areas are between 60% and 100% ready.

     We will upgrade, repair, replace or otherwise bring into readiness the products, components and software programs identified in the assessment and testing phase(s) of the program as being non-Year 2000 ready. We anticipate that for some custom applications in the critical system segment, we may use replacements to or upgrades of existing applications that are already in development, which replacements or upgrades may obviate the need for remediation with respect to such applications. We expect that the remediation phase for the critical system segment will be completed in the first quarter of 1999.

     We have prepared a master test plan, which includes, with respect to the critical system segment, testing within each of the eight operational areas at both the unit or functional level, followed by end-to-end testing of the entire ORBCOMM system. We have substantially completed unit level testing. We are currently in the process of performing functional (or segment-to-segment) testing. End-to-end testing of the ORBCOMM system will include testing of those products, components and programs that have been procured from third party vendors and certified or represented as Year 2000 ready, as well as any products, components or programs that are subject to routine replacements or upgrades during the term of the Program that are expected to cause such elements to be Year 2000 ready. We expect that initial system testing will be completed in the second quarter of 1999 and that final system testing (including testing of internationally deployed systems that are our responsibility) will be completed in the third quarter of 1999.

     We are encouraging our International Licensees and each of the Internal VARs and the VARs to implement a comprehensive Year 2000 readiness program. We have begun and will continue to identify and assess the extent to which the elements comprising our business infrastructure, including our information systems, telephone systems, heating, cooling and electrical systems, building security and other building operations, as well as back-up systems, are Year 2000 ready. To accomplish this, we are surveying the applicable third party vendors and other entities to ascertain whether their systems are Year 2000 ready (which may include obtaining a certification or statement from each such vendor or other entity regarding Year 2000 readiness).

     The total estimated cost of the program, including the planned cost to replace systems that are impacted by the Year 2000 issue, is not expected to be material to our financial condition or results of operations. To date, we have not deferred work on any information technology programs or systems as a result of its efforts in connection with the program.

     In connection with the program, we have initiated communications with our vendors, customers and other service providers regarding our Year 2000 status. While uncertainties surrounding the significance and likely impact of the Year 2000 problem make it nearly impossible for us to identify a reasonably likely worst case scenario for the Year 2000 issue, such scenario could include:

        - interruptions or failures of data or messaging communications using the ORBCOMM system;

        - the temporary inability of third parties to pay amounts due to us, and

        - the temporary inability of vendors to provide goods or services to us.

     We will develop a contingency plan for the ORBCOMM system designed to address certain of these risks within our control. Our contingency plans will evolve based upon the results of our unit, functional and end-to-end testing. Despite our ongoing efforts in connection with the Program, we cannot assure you that we have identified or will identify all Year 2000 affected systems or that the Program will be successfully implemented or implemented on a timely basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We have issued $170,000,000 in Notes that mature in August 2004. The Notes earn a 14% fixed interest as well as a 5% revenue participation interest on service and certain other revenues. The market price for the Notes may fluctuate as a function of market interest rate changes, investors' perception of the risks and our revenue growth.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
ORBCOMM GLOBAL, L.P.
  Independent Auditors' Report..............................   41
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   42
  Consolidated Statements of Operations and Comprehensive
     Loss for the Years Ended December 31, 1998, 1997 and
     1996 and Total Accumulated During Development Stage
     through December 31, 1998..............................   43
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996 and Total Cash Flows
     During Development Stage through December 31, 1998.....   44
  Consolidated Statements of Partners' Capital for the
     period June 30, 1993 (date of inception) to December
     31, 1998...............................................   45
  Notes to Consolidated Financial Statements................   46
ORBCOMM USA, L.P.
  Independent Auditors' Report..............................   54
  Balance Sheets as of December 31, 1998 and 1997...........   55
  Statements of Operations for the Years Ended December 31,
     1998, 1997 and 1996 and Total Accumulated During
     Development Stage through December 31, 1998............   56
  Statements of Cash Flows for the Years Ended December 31,
     1998, 1997 and 1996 and Total Cash Flows During
     Development Stage through December 31, 1998............   57
  Statements of Partners' Capital for the period June 30,
     1993 (date of inception) to December 31, 1998..........   58
  Notes to Financial Statements.............................   59
ORBCOMM INTERNATIONAL PARTNERS, L.P.
  Independent Auditors' Report..............................   62
  Balance Sheets as of December 31, 1998 and 1997...........   63
  Statements of Operations for the Years Ended December 31,
     1998, 1997 and 1996 and Total Accumulated During
     Development Stage through December 31, 1998............   64
  Statements of Cash Flows for the Years Ended December 31,
     1998, 1997 and 1996 and Total Cash Flows During
     Development Stage through December 31, 1998............   65
  Statements of Partners' Capital for the period June 30,
     1993 (date of inception) to December 31, 1998..........   66
  Notes to Financial Statements.............................   67
ORBITAL COMMUNICATIONS CORPORATION
  Independent Auditors' Report..............................   70
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   71
  Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996.......................   72
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................   73
  Consolidated Statements of Stockholders' Deficit for the
     Years Ended December 31, 1998, 1997, 1996 and 1995.....   74
  Notes to Consolidated Financial Statements................   75
TELEGLOBE MOBILE PARTNERS
  Independent Auditors' Report..............................   81
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   82
  Consolidated Statements of Operations and Comprehensive
     Loss for the Years Ended December 31, 1998, 1997 and
     1996 and Total Accumulated During Development Stage
     Through December 31, 1998..............................   83
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996 and Total Cash Flows
     During Development Stage Through December 31, 1998.....   84
  Consolidated Statement of Partners' Capital for the period
     July 21, 1993 (date of inception) to December 31,
     1998...................................................   85
  Notes to Consolidated Financial Statements................   86
ORBCOMM CORPORATION
  Independent Auditors' Report..............................   91
  Balance Sheet as of December 31, 1998.....................   92
  Note to Financial Statement...............................   93

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM Global, L.P.:

     We have audited the accompanying consolidated balance sheets of ORBCOMM Global, L.P. and subsidiaries (a development stage enterprise) as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998 and for the period from June 30, 1993 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM Global, L.P. and subsidiaries (a development stage enterprise) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 and for the period June 30, 1993 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                                  KPMG LLP
Washington, DC
March 30, 1999

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,799   $ 16,106
  Investments...............................................       390     22,756
  Other receivables.........................................       248      1,931
  Inventory.................................................     6,688      2,160
                                                              --------   --------
     Total Current Assets...................................    11,125     42,953
Mobile Communications Satellite System, net.................   327,946    263,379
Other assets, net...........................................     4,690      5,527
Investments in and advances to affiliates...................     2,150      4,777
Investment in ORBCOMM Japan, Ltd............................       333        333
Goodwill....................................................       390          0
                                                              --------   --------
          TOTAL ASSETS......................................  $346,634   $316,969
                                                              ========   ========
                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Current portion of long-term debt.........................  $  1,190   $  1,087
  Accounts payable -- Orbital Sciences Corporation..........    50,800     21,100
  Accounts payable and accrued liabilities..................    19,255     17,160
                                                              --------   --------
     Total Current Liabilities..............................    71,245     39,347
Revenue participation accrued interest......................       599         14
Long-term debt..............................................   170,000    171,190
                                                              --------   --------
     Total Liabilities......................................   241,844    210,551
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................    56,520     57,834
  Orbital Communications Corporation........................    48,270     48,584
                                                              --------   --------
     Total Partners' Capital................................   104,790    106,418
                                                              --------   --------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $346,634   $316,969
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                                        TOTAL
                                                                                     ACCUMULATED
                                                                                        DURING
                                                                                     DEVELOPMENT
                                                             YEARS ENDED                STAGE
                                                             DECEMBER 31,              THROUGH
                                                    ------------------------------   DECEMBER 31,
                                                      1998       1997       1996         1998
                                                    --------   --------   --------   ------------
REVENUES:
  Product sales...................................  $  1,262   $    517   $    268    $   2,047
  Distribution fees...............................         0          0        100        1,000
  Other...........................................         0         10         52           62
                                                    --------   --------   --------    ---------
     Total revenues...............................     1,262        527        420        3,109
EXPENSES:
  Cost of product sales...........................     1,242        517        268        2,027
  Depreciation....................................    11,048      7,348      6,198       24,594
  Engineering expenses............................    17,007      8,160      5,453       30,620
  Marketing, administrative and other expenses....    34,961     12,070      6,933       54,023
                                                    --------   --------   --------    ---------
     Total expenses...............................    64,258     28,095     18,852      111,264
                                                    --------   --------   --------    ---------
     Losses from operations.......................   (62,996)   (27,568)   (18,432)    (108,155)
OTHER INCOME AND EXPENSES:
  Interest income.................................       914      5,378      3,861       10,212
  Interest expense and other financial charges....    (2,814)      (833)      (307)      (3,954)
  Equity in net losses of affiliates..............    (4,732)    (8,413)    (4,602)     (18,601)
                                                    --------   --------   --------    ---------
NET LOSS..........................................   (69,628)   (31,436)   (19,480)    (120,498)
OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains on investments, net....         0          0         88           88
  Less: reclassification adjustments for net
  holding gains on sales of investments included
  in net loss.....................................         0        (88)         0          (88)
                                                    --------   --------   --------    ---------
COMPREHENSIVE LOSS................................  $(69,628)  $(31,524)  $(19,392)   $(120,498)
                                                    ========   ========   ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        TOTAL
                                                                                      CASH FLOWS
                                                                                        DURING
                                                                                     DEVELOPMENT
                                                            YEARS ENDED                 STAGE
                                                            DECEMBER 31,               THROUGH
                                                  --------------------------------   DECEMBER 31,
                                                    1998       1997        1996          1998
                                                  --------   ---------   ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................  $(69,628)  $ (31,436)  $ (19,480)   $(120,498)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
  Depreciation..................................    11,048       7,348       6,198       24,594
  Amortization of financing fees................       837         833         307        1,977
  Equity in net losses of affiliates............     4,732       8,413       4,602       18,601
  Decrease (increase) in other receivables......     1,683        (661)     (1,270)        (248)
  Increase in inventory.........................    (4,528)       (409)     (1,304)      (6,688)
  Increase in accounts payable -- Orbital
     Sciences Corporation.......................         0           0         573        4,648
  Increase in accounts payable and accrued
     liabilities................................     2,095       3,510       7,471       19,255
  Increase in revenue participation accrued
     interest...................................       585          14           0          599
                                                  --------   ---------   ---------    ---------
          NET CASH USED IN OPERATING
            ACTIVITIES..........................   (53,176)    (12,388)     (2,903)     (57,760)
                                                  --------   ---------   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................   (45,915)    (84,241)    (69,242)    (306,388)
  Increase in amount due from affiliates........    (2,105)    (16,356)     (1,608)     (20,730)
  Investment in ORBCOMM Japan, Ltd..............         0        (333)          0         (333)
  Purchase of investments.......................    (7,228)    (47,125)   (136,532)    (190,885)
  Proceeds from sale of investments.............    29,594     120,893      40,007      190,494
  Other.........................................      (390)          0           0         (390)
                                                  --------   ---------   ---------    ---------
          NET CASH USED IN INVESTING
            ACTIVITIES..........................   (26,044)    (27,162)   (167,375)    (328,232)
                                                  --------   ---------   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term
     debt.......................................         0           0     164,475      169,475
  Repayment of long-term debt...................    (1,087)       (992)       (905)      (3,809)
  Partners' contributions.......................    68,000           0      62,733      227,800
  Financing fees paid...........................         0        (222)       (940)      (3,675)
                                                  --------   ---------   ---------    ---------
          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES................    66,913      (1,214)    225,363      389,791
                                                  --------   ---------   ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................   (12,307)    (40,764)     55,085        3,799
CASH AND CASH EQUIVALENTS:
  Beginning of period...........................    16,106      56,870       1,785            0
                                                  --------   ---------   ---------    ---------
CASH AND CASH EQUIVALENTS:
  End of period.................................  $  3,799   $  16,106   $  56,870    $   3,799
                                                  ========   =========   =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid.................................  $ 23,965   $  24,060   $     347    $  48,797
                                                  ========   =========   =========    =========
  Non-cash capital expenditures.................    29,700      16,452           0       46,152
                                                  ========   =========   =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                        TELEGLOBE                               ORBITAL
                                                          MOBILE                             COMMUNICATIONS
                                                         PARTNERS                             CORPORATION
                                           ------------------------------------   ------------------------------------
                                                       ACCUMULATED                            ACCUMULATED
                                                          OTHER                                  OTHER
                                           PARTNERS   COMPREHENSIVE               PARTNERS   COMPREHENSIVE
                                           CAPITAL        INCOME        TOTAL     CAPITAL        INCOME        TOTAL      TOTAL
                                           --------   --------------   --------   --------   --------------   --------   --------
  Capital contributions..................  $ 10,000        $  0        $ 10,000   $ 38,149        $  0        $ 38,149   $ 48,149
  Net loss...............................         0           0               0          0           0               0          0
  Financing fees.........................      (242)          0            (242)      (242)          0            (242)      (484)
                                           --------        ----        --------   --------        ----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1993.....     9,758           0           9,758     37,907           0          37,907     47,665
  Capital contributions..................         0           0               0     10,853           0          10,853     10,853
  Net loss...............................        (4)          0              (4)        (5)          0              (5)        (9)
                                           --------        ----        --------   --------        ----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1994.....     9,754           0           9,754     48,755           0          48,755     58,509
  Capital contributions..................    24,750           0          24,750     13,315           0          13,315     38,065
  Net income.............................        27           0              27         28           0              28         55
  Financing fees.........................    (1,014)          0          (1,014)    (1,014)          0          (1,014)    (2,028)
                                           --------        ----        --------   --------        ----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1995.....    33,517           0          33,517     61,084           0          61,084     94,601
  Capital contributions..................    49,775           0          49,775     12,958           0          12,958     62,733
  Net loss...............................    (9,740)          0          (9,740)    (9,740)          0          (9,740)   (19,480)
  Unrealized holding gains on
    investments, net.....................         0          44              44          0          44              44         88
                                           --------        ----        --------   --------        ----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1996.....    73,552          44          73,596     64,302          44          64,346    137,942
  Net loss...............................   (15,718)          0         (15,718)   (15,718)          0         (15,718)   (31,436)
  Reclassification adjustments for net
    holding gains on sales of investments
    included in net loss.................         0         (44)            (44)         0         (44)            (44)       (88)
                                           --------        ----        --------   --------        ----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1997.....    57,834           0          57,834     48,584           0          48,584    106,418
  Capital contributions..................    33,500           0          33,500     34,500           0          34,500     68,000
  Net loss...............................   (34,814)          0         (34,814)   (34,814)          0         (34,814)   (69,628)
                                           --------        ----        --------   --------        ----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1998.....  $ 56,520        $  0        $ 56,520   $ 48,270        $  0        $ 48,270   $104,790
                                           ========        ====        ========   ========        ====        ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority-owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. Each of OCC and Teleglobe Mobile holds a 50% partnership interest in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

     In October 1998, the Company purchased the assets of Dolphin Software Systems Inc. and established two wholly owned subsidiaries. Dolphin Information Services Inc. ("Dolphin") distributes outside Canada software products that enable our customers to better access and manage information obtained from or regarding their remote or mobile assets (collectively, the "Dolphin Software"). Dolphin Software Services, ULC ("Dolphin ULC") develops, and distributes within Canada, the Dolphin Software. The value attributed to assets acquired from Dolphin Software Systems Inc. is not material to the Company's total assets.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The space assets currently consist of a constellation of 28 on-orbit satellites. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  The System Charge

     OCC is obligated to pay to the Company a system charge that is equal to 23% of ORBCOMM USA's total service revenues (the "Output Capacity Charge") minus 1.15% of total aggregate revenues, defined as the aggregate of ORBCOMM USA's and ORBCOMM International's total service revenues ("Total Aggregate Revenues"), for a calendar quarter in consideration of the construction and financing of the ORBCOMM System assets by the Company. Teleglobe Mobile is obligated to pay to the Company a system charge that is equal to 23% of ORBCOMM International's total service revenues (the "International Output Capacity Charge") minus 1.15% of Total Aggregate Revenues for a calendar quarter in consideration of the Company's grant to Teleglobe Mobile of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. If the Output Capacity Charge as described above is less than

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1)  NATURE OF OPERATIONS -- (CONTINUED)
1.15% of Total Aggregate Revenues, then OCC is not required to pay and does not owe any portion of the system charge to ORBCOMM. If the International Output Capacity Charge as described above is less than 1.15% of Total Aggregate Revenues, then Teleglobe Mobile is not required to pay and does not owe any portion of the system charge to ORBCOMM.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become international licensees.

  Risks and Uncertainties

     The Company's operations are subject to certain risks and uncertainties that are inherent in satellite communication companies and development stage enterprises. The Company expects to have continuing losses for the next several quarters and is dependent upon additional financing to fund operations, complete construction of additional system capacity and to further develop its marketing infrastructure. Although they are not required to do so, the Partners are continuing to fund the financing needs of the Company.

     Given the inherent technical, commercial, regulatory and financial risks within the space communications industry, it is possible that the recoverability of the ORBCOMM system could be adversely affected.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company expects to emerge from its development stage by the first half of 1999. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States. They include the accounts of the Company and two of its subsidiaries, Dolphin and Dolphin ULC. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Investments

     The Company maintains two investment portfolios characterized by management's intentions as to future investment activity. Investments classified as "held-to-maturity" are not intended to be sold prior to maturity

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) and are carried at cost. Investments not intended to be held until maturity or traded to capitalize on market gains are classified as "available-for-sale" and are carried at fair value with temporary unrealized gains (losses) charged directly to partners' capital. Investments maturing after one year are classified as long-term investments. The Company uses the average cost method in determining the basis of investments sold when computing realized gains (losses).

  Inventory

     Inventory is stated at the lower of cost, determined on the specific identification basis, or market and primarily represents subscriber communicators available for sale to customers.

  Depreciation and Recoverability of Long-Lived Assets

     The Company depreciates its operational assets over the estimated economic useful life using the straight-line method as follows:

                Space Segment Assets:              generally 8 years
                Ground Segment Assets:             3 to 10 years

     The Company's policy is to review its long-lived assets, including its Mobile Communications Satellite System, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future cash flows is less than the carrying amount of the assets. With regard to satellites, the Company recognizes impairment losses on a satellite-by-satellite basis. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Given the inherent technical and commercial risks within the space communications industry, it is possible that the Company's current estimate for recovery of the carrying amount of its assets may change.

  Other Assets, net

     Other assets principally consist of deferred debt issuance costs. These costs are amortized as a component of interest expense and other financial charges over the term of the related debt.

  Investments in Affiliates

     The Company uses the equity method of accounting for its investments in and earnings of affiliates in which the Company has the ability to exercise significant influence over, but not control, such affiliates' operations. In accordance with the equity method of accounting, the Company's carrying amount of an investment in affiliates is initially recorded at cost, and is increased to reflect its share of the affiliates' income and reduced to reflect its share of the affiliates' losses. The Company's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, affiliates. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method of accounting.

     Pursuant to the terms of the relevant partnership agreements: (i) Teleglobe Mobile and OCC share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International; and (iii) OCC controls the operational and financial affairs of ORBCOMM USA. Since the Company is unable to control, but is able to exercise significant influence over ORBCOMM International's and ORBCOMM USA's operating and financial

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) policies, the Company is accounting for its investments in OBCOMM International and ORBCOMM USA using the equity method of accounting. However, since the Company is unable either to control or to exercise significant influence over ORBCOMM Japan's operating and financial policies, the Company is accounting for its investment in ORBCOMM Japan using the cost method of accounting.

     Each year, the Company reviews the underlying value of its investments by comparing their carrying amount to their net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any permanent impairment of such value would be written off to expense.

  Goodwill

     Goodwill, which represents the excess costs over the fair value of identifiable assets acquired from Dolphin Software Systems Inc. at the date of acquisition, will be amortized on a straight-line basis over 10 years, starting January 1, 1999.

     Each year, the Company reviews the underlying value of its goodwill by comparing its carrying amount to its net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any permanent impairment of such value would be written off to expense.

  Partners' Capital

     In accordance with the Partnership Agreement, Teleglobe Mobile and OCC are both general and limited partners in the Company. Therefore, limited and general partner accounts are combined into one single capital account and presented as such in the consolidated balance sheets and consolidated statements of partners' capital.

  Revenue Recognition

     Revenues are generally recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are generally recognized as such services are rendered. Distributions fees and license fees from service license or similar agreements are recognized ratably over the term of the agreements.

  Foreign Currency Translation

     The Company has determined the functional currency of its Canadian subsidiary, Dolphin ULC, to be the U.S. dollar. Consequently, Dolphin ULC's financial statements are remeasured into U.S. dollars on the following basis:

     -- monetary assets and liabilities are remeasured at the current exchange rate;

     -- all non-monetary items that reflect prices from past transactions are remeasured using historical exchange rates, while all non-monetary items that reflect prices from current transactions are remeasured using the current exchange rate; and

     -- revenues and expenses are remeasured at the average exchange rates prevailing at the time the transactions occurred, except those expenses related to non-monetary items, which are remeasured at historical exchange rates.

     Translation gains/losses resulting from the remeasurement process are reported on the consolidated statements of operations under "Other Income and Expenses".

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded within the accompanying consolidated financial statements.

  Segment Information

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segment of an Enterprise and Related Information", establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's operations for 1998 are a single segment, and further segmentation under SFAS No. 131 is not required.

  Comprehensive Income

     As of January 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of net loss and net unrealized gains on securities and is presented in the consolidated statements of operations and comprehensive loss. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior years' consolidated financial statements have been reclassified to conform with the requirements of SFAS No. 130.

  Recent Accounting Pronouncements

     Computer Software -- In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". SOP 98-1 must be adopted no later than January 1, 1999, and defines internal-use software and requires that the cost of such software be capitalized and amortized over its useful life. Presently, the Company's policy is to capitalize the costs of computer software developed or obtained for internal use. Based on the Company's current policy, SOP 98-1 is not expected to have an impact on the Company's consolidated results of operations or financial condition.

     Cost of Start-Up Activities -- In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", to provide guidance to all non-governmental entities on financial reporting of costs of start-up activities. SOP 98-5 must be adopted no later than January 1, 1999, and requires that costs of start-up activities be expensed as incurred. Based on the Company's current policy for costs of start-up activities, SOP 98-5 is not expected to have an impact on the Company's consolidated results of operations or financial condition.

  Reclassification of Prior Years' Balances

     Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

(3)  INVESTMENTS

     Included in cash and cash equivalents is $5,420,000 of commercial paper as of December 31, 1997 (none as of December 31, 1998). The fair value of the commercial paper approximated carrying value.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  INVESTMENTS -- (CONTINUED)
     The following table sets forth the aggregate costs and fair values and gross unrealized gains of available-for-sale and held-to-maturity short-term investments as of December 31, 1998 and 1997:

                                                      DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                        (IN THOUSANDS)                    (IN THOUSANDS)
                                                ------------------------------   ---------------------------------
                                                       UNREALIZED                          UNREALIZED
                                                COST     GAINS      FAIR VALUE    COST       GAINS      FAIR VALUE
                                                ----   ----------   ----------   -------   ----------   ----------
AVAILABLE-FOR-SALE
----------------------------------------------
Commercial Paper..............................  $  0       $0          $  0      $ 1,278     $    0      $ 1,278
                                                ----       --          ----      -------     ------      -------
  Total available-for-sale investments........     0        0             0        1,278          0        1,278
                                                ----       --          ----      -------     ------      -------
HELD-TO-MATURITY
----------------------------------------------
U.S. Treasury Notes...........................   390        5           395       21,478      1,841       23,319
                                                ----       --          ----      -------     ------      -------
  Total held-to-maturity investments..........   390        5           395       21,478      1,841       23,319
                                                ----       --          ----      -------     ------      -------
  TOTAL INVESTMENTS...........................  $390       $5          $395      $22,756     $1,841      $24,597
                                                ====       ==          ====      =======     ======      =======

Unrealized gains on held-to-maturity investments represent accrued interest income as of December 31, 1998 and 1997, respectively. As of December 31, 1998, all Treasury Notes held mature within one year.

(4)  MOBILE COMMUNICATIONS SATELLITE SYSTEM

     The Mobile Communications Satellite System comprises the following assets:

                                                             DECEMBER 31,
                                                            (IN THOUSANDS)
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Space assets.........................................    $288,648    $225,942
Ground assets........................................      63,892      50,983
                                                         --------    --------
Total................................................     352,540     276,925
Less accumulated depreciation........................     (24,594)    (13,546)
                                                         --------    --------
Total, net...........................................    $327,946    $263,379
                                                         ========    ========

     During construction of the Mobile Communications Satellite System, the Company is capitalizing substantially all construction costs. The Company also is capitalizing the portion of the engineering direct labor costs that relates to hardware and system design development and coding of the software products that enhance the operation of the Mobile Communications Satellite System. For the years ended December 31, 1998, 1997, and 1996, $5,041,000, $4,641,000 and
$1,244,000, respectively, of such costs have been capitalized. For the years ended December 31, 1998, 1997 and 1996, total interest expenses were $24,550,000, $24,060,000 and $10,030,000, respectively, of which $22,573,000,
$24,060,000 and $10,030,000 have been capitalized as a part of the historical cost of the Mobile Communications Satellite System.

(5)  LONG-TERM DEBT

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5)  LONG-TERM DEBT -- (CONTINUED)
restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes in 1997 and 1998.

     The Company also has a $5,000,000 secured note with a financial institution of which $1,190,000 was outstanding as of December 31, 1998 as the current portion of long-term debt. As of December 31, 1997 $2,277,000 was outstanding of which $1,087,000 and $1,190,000 were due in 1998 and 1999, respectively. The note bears interest at 9.2% per annum and is secured by equipment located at certain of the U.S. gateway Earth stations and the network control center, and is guaranteed by Orbital.

(6)  RELATED PARTY TRANSACTIONS

     The Company paid Orbital $5,641,000, $41,843,000 and $56,177,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement, the ORBCOMM System Procurement Agreement (the "Procurement Agreement") and the Administrative Services Agreement (for provision of ongoing administrative support to the Company). Additionally, Orbital has deferred $50,800,000 and $21,100,000 as of December 31, 1998 and 1997, respectively, and has indicated that it will continue to defer invoicing of certain amounts under the Procurement Agreement until other funding arrangements for the Company are secured.

     The Company paid ORBCOMM Canada Inc., a majority owned subsidiary of Teleglobe, $208,000 pursuant to a consulting agreement dated March 18, 1998, in consideration for services provided by an employee of ORBCOMM Canada.

     The Company sold $1,008,000, $487,000 and $268,000 of product to ORBCOMM USA and ORBCOMM International for the years ended December 31, 1998, 1997 and 1996, respectively (none in 1995).

     Certain provisions of the Partnership Agreement require ORBCOMM to reimburse OCC for OCC's repurchase of shares of OCC common stock acquired pursuant to the OCC 1998 Stock Option Plan ("Stock Option Plan"). During 1997 and 1996, ORBCOMM reimbursed OCC approximately $598,000 and $1,100,000, respectively, under the Stock Option Plan (none during 1998). In 1996, Orbital contributed approximately $100,000 to OCC to repurchase such shares (none in 1998 and 1997).

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, receivables, accounts payable and current portion of long term debt approximates fair value since all such instruments are short-term in nature.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)
Fair value for the Company's long-term debt is determined based on quoted market rates. The table set below compares the carrying and the fair value of the Company's long-term debt as of December 31, 1998 and 1997.

                                                DECEMBER 31, 1998       DECEMBER 31, 1997
                                                 (IN THOUSANDS)          (IN THOUSANDS)
                                              ---------------------   ---------------------
                                              CARRYING                CARRYING
                                               AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              --------   ----------   --------   ----------
Long-term debt..............................  $170,000    $175,100    $170,000    $183,600

(8)  COMMITMENTS AND CONTINGENCIES

  System Procurement Agreement

     Pursuant to the System Procurement Agreement with Orbital, the Company's remaining obligation to purchase satellites, launch services and ground system is approximately $31,500,000.

  Lease Commitments

     In 1998, ORBCOMM entered into a six-year operating lease agreement for approximately 21,500 square feet of office space. ORBCOMM has an option to renew the lease for another five-year period immediately upon the expiration of the original operating lease. Rental expense for 1998, 1997 and 1996 amounted to $2,074,000, $951,000 and $393,000, respectively, of which $939,000, $825,000 and
$393,000, respectively, were paid to Orbital as part of the Administrative Services Agreement. The future minimum rental payments under non-cancelable operating leases are as follows:

                          PERIODS                             IN THOUSANDS
                          -------                             ------------
1999........................................................     $1,769
2000........................................................      1,852
2001........................................................      1,866
2002........................................................      1,916
2003........................................................        842
Thereafter..................................................        624
                                                                 ------
  Total minimum lease commitments...........................     $8,869
                                                                 ======

(9)  SUBSEQUENT EVENTS

     From January 1, 1999 to March 30, 1999, OCC and Teleglobe Mobile paid to the Company an additional $20,950,000 and $21,950,000 in capital contributions, respectively.

     The Company has negotiated a new procurement agreement with Orbital under which it will procure, at a minimum, eight additional satellites and two separate Pegasus launch vehicles, at a total cost of approximately $70,000,000. In addition, the Company has the option under this agreement to procure up to 22 additional satellites and associated launch services using the Pegasus launch vehicle. Amounts due under this agreement are payable by the Company as work is performed by Orbital.

     In late February 1999, the Company consummated the purchase of additional shares of ORBCOMM Japan, Ltd., our International Licensee for Japan, increasing our equity interest in ORBCOMM Japan, Ltd. to approximately 32%.

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM USA. L.P.:

     We have audited the accompanying balance sheets of ORBCOMM USA. L.P. (a development stage enterprise) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998 and for the period from June 30, 1993 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM USA. L.P. (a development stage enterprise) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 and for the period June 30, 1993 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                                  KPMG LLP
Washington, D.C.
March 30, 1999

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
                                     ASSETS
CURRENT ASSETS:
  Accounts receivable.......................................  $    220   $    65
  Prepaid contract costs....................................       991       123
                                                              --------   -------
          TOTAL ASSETS......................................  $  1,211   $   188
                                                              ========   =======

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued liabilities..................  $    717   $   803
                                                              --------   -------
     Total Current Liabilities..............................       717       803
  Amount due to affiliates..................................    13,342     8,635
                                                              --------   -------
     Total Liabilities......................................    14,059     9,438
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  ORBCOMM Global, L.P.......................................   (12,591)   (9,065)
  Orbital Communications Corporation........................      (257)     (185)
                                                              --------   -------
     Total Partners' Capital................................   (12,848)   (9,250)
                                                              --------   -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $  1,211   $   188
                                                              ========   =======

   The accompanying notes are an integral part of these financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                TOTAL
                                                                                             ACCUMULATED
                                                                                                DURING
                                                                                             DEVELOPMENT
                                                              YEARS ENDED                       STAGE
                                                              DECEMBER 31,                     THROUGH
                                                 --------------------------------------      DECEMBER 31,
                                                     1998           1997         1996            1998
                                                 ------------      -------      -------      ------------
REVENUES:
  Product sales................................    $   580         $   127      $   229        $    936
  Contract revenues............................          0               0            0           4,203
  Service revenues.............................        179              45           11             235
                                                   -------         -------      -------        --------
          Total revenues.......................        759             172          240           5,374
EXPENSES:
  Cost of sales................................        798             383          262           1,443
  Marketing expenses...........................      3,559           5,173        2,984          16,789
                                                   -------         -------      -------        --------
          Total expenses.......................      4,357           5,556        3,246          18,232
                                                   -------         -------      -------        --------
NET LOSS.......................................    $(3,598)        $(5,384)     $(3,006)       $(12,858)
                                                   =======         =======      =======        ========

   The accompanying notes are an integral part of these financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          TOTAL
                                                                                        CASH FLOWS
                                                                                          DURING
                                                                                       DEVELOPMENT
                                                              YEARS ENDED                 STAGE
                                                              DECEMBER 31,               THROUGH
                                                    --------------------------------   DECEMBER 31,
                                                        1998        1997      1996         1998
                                                    ------------   -------   -------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................    $(3,598)     $(5,384)  $(3,006)    $(12,858)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
  Increase in accounts receivable.................       (155)         (11)      (54)        (220)
  Increase in prepaid contract costs..............       (868)        (123)        0         (991)
  Increase (decrease) in accounts payable and
     accrued liabilities..........................        (86)         461       133          717
                                                      -------      -------   -------     --------
          NET CASH USED IN OPERATING ACTIVITIES...     (4,707)      (5,057)   (2,927)     (13,352)
                                                      -------      -------   -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to affiliates............      4,707        5,057     2,917       13,342
  Partners' contributions.........................          0            0         0           10
                                                      -------      -------   -------     --------
          NET CASH PROVIDED BY FINANCING
            ACTIVITIES............................      4,707        5,057     2,917       13,352
                                                      -------      -------   -------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........          0            0       (10)           0
CASH AND CASH EQUIVALENTS:
  Beginning of period.............................          0            0        10            0
                                                      -------      -------   -------     --------
CASH AND CASH EQUIVALENTS:
  End of period...................................    $     0      $     0   $     0     $      0
                                                      =======      =======   =======     ========

   The accompanying notes are an integral part of these financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                  TELEGLOBE      ORBITAL       ORBCOMM
                                                   MOBILE     COMMUNICATIONS   GLOBAL,
                                                  PARTNERS     CORPORATION       L.P.      TOTAL
                                                  ---------   --------------   --------   --------
  Capital contributions.........................     $2           $   8        $     0    $     10
  Net loss......................................      0               0              0           0
                                                     --           -----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1993............      2               8              0          10
  Net loss......................................      0               0              0           0
                                                     --           -----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1994............      2               8              0          10
  Capital transfer..............................     (2)             (8)            10           0
  Net loss......................................      0             (17)          (853)       (870)
                                                     --           -----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1995............      0             (17)          (843)       (860)
  Net loss......................................      0             (60)        (2,946)     (3,006)
                                                     --           -----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1996............      0             (77)        (3,789)     (3,866)
     Net loss...................................      0            (108)        (5,276)     (5,384)
                                                     --           -----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1997............      0            (185)        (9,065)     (9,250)
     Net loss...................................      0             (72)        (3,526)     (3,598)
                                                     --           -----        --------   --------
PARTNERS' CAPITAL, DECEMBER 31, 1998............     $0           $(257)      $(12,591)   $(12,848)
                                                     ==           =====        ========   ========

   The accompanying notes are an integral part of these financial statements.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority-owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. Each of OCC and Teleglobe Mobile holds a 50% partnership interest in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The space assets currently consist of a constellation of 28 on-orbit satellites. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  The System Charge

     Pursuant to the terms of the system charge agreement between OCC and ORBCOMM USA, ORBCOMM USA has agreed to pay OCC an output capacity charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States and for the exclusive use of the system assets in the United States. For the year ended December 31, 1998, the output capacity charge was $41,000 and is included as part of cost of sales (none in 1997 and 1996).

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become international licensees.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company and ORBCOMM USA expect to emerge from their development stage by the first half of 1999. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Pursuant to banking arrangements, ORBCOMM USA has no cash or cash equivalents in accordance with the zero balance agreement with ORBCOMM. However, ORBCOMM considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Prepaid Contract Costs

     Prepaid contract costs consist primarily of advance payments to manufacturers for assembling asset monitoring subscriber communicators.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded within the accompanying financial statements.

  Revenue Recognition

     ORBCOMM USA provides subscriber communicator hardware to commercial customers. Revenues are recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are recognized as such services are rendered.

  Segment Information

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segment of an Enterprise and Related Information", establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. ORBCOMM USA's operations for 1998 are a single segment, and further segmentation under SFAS No. 131 is not required.

(3)  RELATED PARTY TRANSACTIONS

     As of December 31, 1998 and 1997, ORBCOMM USA had a payable of $13,660,000 and $8,635,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM USA's efforts to establish commercial and government markets in the United States. ORBCOMM USA is currently in development stage, and still obtains funds to support operations through non-interest bearing advances from ORBCOMM.

                               ORBCOMM USA, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(3)  RELATED PARTY TRANSACTIONS -- (CONTINUED)
     As of December 31, 1998, ORBCOMM USA had a receivable of $318,000 from ORBCOMM International (none as of December 31, 1997).

     ORBCOMM USA purchased $757,000, $383,000 and $262,000 of product from ORBCOMM for the years ended December 31, 1998, 1997 and 1996, respectively (none in 1995).

(4)  COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes in 1997 and 1998.

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM International Partners, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM International Partners, L.P. (a development stage enterprise) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998 and for the period from June 30, 1993 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM International Partners, L.P. (a development stage enterprise) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 and for the period June 30, 1993 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                                  KPMG LLP
Washington, DC
March 30, 1999

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Accounts receivable.......................................  $ 1,023    $     0
  Deferred and prepaid contract costs.......................   20,879     19,580
                                                              -------    -------
          TOTAL ASSETS......................................  $21,902    $19,580
                                                              =======    =======
                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued liabilities..................  $   530    $ 1,200
  Deferred revenue..........................................   20,094     13,270
                                                              -------    -------
     Total Current Liabilities..............................   20,624     14,470
  Amount due to affiliates..................................    7,389      9,990
                                                              -------    -------
     Total Liabilities......................................   28,013     24,460
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................     (122)       (98)
  ORBCOMM Global, L.P.......................................   (5,989)    (4,782)
                                                              -------    -------
     Total Partners' Capital................................   (6,111)    (4,880)
                                                              -------    -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $21,902    $19,580
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                TOTAL
                                                                                             ACCUMULATED
                                                                                                DURING
                                                                                             DEVELOPMENT
                                                               YEARS ENDED                      STAGE
                                                              DECEMBER 31,                     THROUGH
                                                   -----------------------------------       DECEMBER 31,
                                                    1998          1997          1996             1998
                                                   -------       -------       -------       ------------
REVENUES:
  Product sales.............................       $10,943       $    56       $     8         $11,007
EXPENSES:
  Cost of product sales.....................        10,943           104             6          11,053
  Marketing expenses........................         1,231         3,152         1,692           6,075
                                                   -------       -------       -------         -------
     Total expenses.........................        12,174         3,256         1,698          17,128
                                                   -------       -------       -------         -------
NET LOSS....................................       $(1,231)      $(3,200)      $(1,690)        $(6,121)
                                                   =======       =======       =======         =======

   The accompanying notes are an integral part of these financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       TOTAL
                                                                                     CASH FLOWS
                                                                                       DURING
                                                                                    DEVELOPMENT
                                                             YEARS ENDED               STAGE
                                                             DECEMBER 31,             THROUGH
                                                     ----------------------------   DECEMBER 31,
                                                      1998       1997      1996         1998
                                                     -------   --------   -------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................  $(1,231)  $ (3,200)  $(1,690)    $ (6,121)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Decrease (increase) in accounts receivable.......   (1,023)        15       (15)      (1,023)
  Increase in deferred and prepaid contract
     costs.........................................   (1,299)   (15,709)   (3,871)     (20,879)
  Increase (decrease) in accounts payable and
     accrued liabilities...........................     (670)       472       728          530
  Increase in deferred revenue.....................    6,824      7,123     6,147       20,094
                                                     -------   --------   -------     --------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES.............................    2,601    (11,299)    1,299       (7,399)
                                                     -------   --------   -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in amount due from an
     affiliate.....................................        0      1,309    (1,309)           0
                                                     -------   --------   -------     --------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES.............................        0      1,309    (1,309)           0
                                                     -------   --------   -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in amount due to
     affiliates....................................   (2,601)     9,990         0        7,389
  Partners' contributions..........................        0          0         0           10
                                                     -------   --------   -------     --------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES.............................   (2,601)     9,990         0        7,399
                                                     -------   --------   -------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS..........        0          0       (10)           0

CASH AND CASH EQUIVALENTS:
  Beginning of period..............................        0          0        10            0
                                                     -------   --------   -------     --------

CASH AND CASH EQUIVALENTS:
  End of period....................................  $     0   $      0   $     0     $      0
                                                     =======   ========   =======     ========

   The accompanying notes are an integral part of these financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                      ORBITAL       TELEGLOBE   ORBCOMM
                                                   COMMUNICATIONS    MOBILE     GLOBAL,
                                                    CORPORATION     PARTNERS     L.P.      TOTAL
                                                   --------------   ---------   -------   -------
  Capital transfer...............................       $ 8           $   2     $    0    $    10
  Net loss.......................................         0               0          0          0
                                                        ---           -----     -------   -------
PARTNERS' CAPITAL, DECEMBER 31, 1993.............         8               2          0         10
  Net loss.......................................         0               0          0          0
                                                        ---           -----     -------   -------
PARTNERS' CAPITAL, DECEMBER 31, 1994.............         8               2          0         10
  Net loss.......................................         0               0          0          0
  Capital transfer...............................        (8)             (2)        10          0
                                                        ---           -----     -------   -------
PARTNERS' CAPITAL, DECEMBER 31, 1995.............         0               0         10         10
  Net loss.......................................         0             (34)    (1,656)    (1,690)
                                                        ---           -----     -------   -------
PARTNERS' CAPITAL, DECEMBER 31, 1996.............         0             (34)    (1,646)    (1,680)
  Net loss.......................................         0             (64)    (3,136)    (3,200)
                                                        ---           -----     -------   -------
PARTNERS' CAPITAL, DECEMBER 31, 1997.............         0             (98)    (4,782)    (4,880)
  Net loss.......................................         0             (24)    (1,207)    (1,231)
                                                        ---           -----     -------   -------
PARTNERS' CAPITAL, DECEMBER 31, 1998.............       $ 0           $(122)    $(5,989)  $(6,111)
                                                        ===           =====     =======   =======

   The accompanying notes are an integral part of these financial statements.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority-owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. Each of OCC and Teleglobe Mobile holds a 50% partnership interest in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, the Company became a 98% general partner in ORBCOMM USA, reducing OCC's direct partnership interest to 2% and eliminating Teleglobe Mobile's direct partnership interest entirely. Simultaneously, the Company became a 98% general partner in ORBCOMM International, reducing Teleglobe Mobile's direct partnership interest to 2% and eliminating OCC's direct partnership interest entirely.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The space assets currently consist of a constellation of 28 on-orbit satellites. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  The System Charge

     Pursuant to the terms of the international system charge agreement between ORBCOMM, Teleglobe Mobile and ORBCOMM International, ORBCOMM International has agreed to pay Teleglobe Mobile an international output capacity charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States and for the exclusive use of the system assets outside the United States. No such charge has been incurred.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become international licensees.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company and ORBCOMM International expect to emerge from their development stage by the first half of 1999. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Pursuant to banking arrangements, ORBCOMM International has no cash and cash equivalents in accordance with the zero balance agreement with ORBCOMM. However, ORBCOMM considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Deferred and Prepaid Contract Costs

     Deferred and prepaid contract costs consist primarily of work-in-process for construction of gateway Earth stations for sale to international licensees.

  Revenue Recognition

     Revenues under the gateway procurement contracts with international licensees or the sale of subscriber communicator hardware are generally recognized when contracts are completed, products are shipped or when customers have accepted the products or services, depending on contractual terms. License fees from service license or similar agreements are recognized ratably over the term of the agreements.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded within the accompanying financial statements.

  Segment Information

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segment of an Enterprise and Related Information", establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. ORBCOMM International's operations for 1998 are a single segment, and further segmentation under SFAS No. 131 is not required.

(3)  RELATED PARTY TRANSACTIONS

     As of December 31, 1998 and 1997, ORBCOMM International had a payable of $7,071,000 and $9,990,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM International's efforts to establish commercial markets outside the United States. ORBCOMM International is currently in development stage, and still obtains funds to support operations through non-interest bearing advances from ORBCOMM.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(3)  RELATED PARTY TRANSACTIONS -- (CONTINUED)
     As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of December 31, 1997).

     ORBCOMM International purchased $251,000, $104,000 and $6,000 of product from ORBCOMM for the years ended December 31, 1998, 1997 and 1996, respectively (none in 1995).

     As of December 31, 1997, ORBCOMM International had a payable of $87,000 to Teleglobe Canada Inc., an affiliate of Teleglobe Mobile, for a contracted employee to provide international marketing services (none as of December 31, 1998).

(4)  COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes in 1997 and 1998.

  Construction of Gateways

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations around the globe. During 1998, installation and final acceptance of gateways in South Korea, Japan and Italy occurred. Additionally, as of December 31, 1998 and 1997, ORBCOMM International had $20,879,000 and $19,580,000, respectively, of deferred and prepaid contract costs of which $12,718,000 and $11,016,000, respectively, represent advance payments to those manufacturers. Total commitments under these manufacturing agreements approximate $22,000,000. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of December 31, 1998 and 1997, $1,114,000 and $1,609,000, respectively, of such costs had been included in deferred and prepaid contract costs.

(5)  SERVICE LICENSE OR SIMILAR AGREEMENTS

     As of December 31, 1998, ORBCOMM International had signed 12 service license or similar agreements ("SLAs") with international licensees, eight of which had associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of December 31, 1998 and 1997, $30,868,000 and $13,270,000, respectively, had been received under these agreements and the associated gateway procurement agreements, of which $20,094,000 and $13,270,000, respectively, were recorded as deferred revenue. ORBCOMM International is obligated to construct and deliver eight gateways to certain international licensees under certain of these agreements (see note 4).

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Orbital Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Orbital Communications Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbital Communications Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  /s/ KPMG LLP
Washington, D.C.
February 16, 1999, except as to note 9
 which is as of March 15, 1999

                       ORBITAL COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     10   $    34
  Accounts receivable.......................................       269        65
  Other current assets......................................       978       123
                                                              --------   -------
     Total current assets...................................     1,257       222

Investments in affiliates...................................    56,111    54,663
                                                              --------   -------

          TOTAL ASSETS......................................  $ 57,368   $54,885
                                                              ========   =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
  Accounts payable and accrued expenses.....................  $    724   $   806
  Promissory notes..........................................         0       331
                                                              --------   -------
     Total current liabilities..............................       724     1,137

  Due to affiliates.........................................   123,677    84,160
                                                              --------   -------
     Total liabilities......................................   124,401    85,297

Non-controlling interest in net assets of consolidated
  subsidiary................................................    (6,296)   (4,533)

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' DEFICIT:
  Common stock, par value $0.01; 8,000,000 shares
     authorized; 4,783,892 and 4,751,292 shares issued;
     4,688,320 and 4,656,720 shares outstanding,
     respectively...........................................        48        48
  Additional paid-in capital................................       452       350
  Treasury stock, at cost, 95,572 and 94,572 shares,
     respectively...........................................      (770)     (730)
  Accumulated deficit.......................................   (60,467)  (25,547)
                                                              --------   -------
     Total stockholders' deficit............................   (60,737)  (25,879)
                                                              --------   -------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.......  $ 57,368   $54,885
                                                              ========   =======

        See accompanying notes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                1998       1997      1996
                                                              --------   --------   -------
SERVICE REVENUES............................................  $    759   $    172   $   240

EXPENSES:
  Costs of product sales....................................       775        383       265
  Marketing, administrative and other expenses..............     3,617      5,202     2,959
                                                              --------   --------   -------

     Total expenses.........................................     4,392      5,585     3,224
                                                              --------   --------   -------

     Loss from operations...................................    (3,633)    (5,413)   (2,984)
OTHER INCOME AND (EXPENSES):
  Equity in net losses of affiliates........................   (33,050)   (13,004)   (8,268)
  Non-controlling interest in net losses of consolidated
     subsidiary.............................................     1,763      2,639     1,473
                                                              --------   --------   -------

  Loss before provision for income taxes....................   (34,920)   (15,778)   (9,779)
  Provision for income taxes................................         0          0         0
                                                              --------   --------   -------

NET LOSS....................................................  $(34,920)  $(15,778)  $(9,779)
                                                              ========   ========   =======

        See accompanying notes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(34,920)  $(15,778)  $ (9,779)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
     OPERATING ACTIVITIES:
  Equity in net losses of affiliates........................    33,050     13,004      8,268
  Non-controlling interest in net losses of consolidated
     subsidiary.............................................    (1,763)    (2,639)    (1,473)
  Decrease (increase) in accounts receivable................      (204)       (36)       873
  Decrease (increase) in other current assets...............      (855)      (123)         0
  Increase (decrease) in accounts payable and accrued
     liabilities............................................       (82)       301        (18)
                                                              --------   --------   --------

          NET CASH USED IN OPERATING ACTIVITIES.............    (4,774)    (5,271)    (2,129)
                                                              --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates.................................   (34,498)         0    (12,958)
                                                              --------   --------   --------

          NET CASH USED IN INVESTING ACTIVITIES.............   (34,498)         0    (12,958)
                                                              --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock to employees...........       102        141        124
  Purchases of treasury stock, net of reimbursement from
     ORBCOMM Global, L.P....................................       (40)      (575)      (104)
  Repayments of promissory notes............................      (331)      (166)         0
  Net borrowings from affiliates............................    39,517      5,763     15,209
                                                              --------   --------   --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    39,248      5,163     15,229
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (24)      (108)       142

CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................        34        142          0
                                                              --------   --------   --------

CASH AND CASH EQUIVALENTS:
  End of year...............................................  $     10   $     34   $    142
                                                              ========   ========   ========

        See accompanying notes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK      ADDITIONAL   TREASURY STOCK    ACCUMULATED
                                        ------------------    PAID-IN     ---------------    EARNINGS
                                         SHARES     AMOUNT    CAPITAL     SHARES   AMOUNT    (DEFICIT)     TOTAL
                                        ---------   ------   ----------   ------   ------   -----------   --------
BALANCE, DECEMBER 31, 1995............  4,663,122    $47        $ 86       3,012   $ (51)    $     10     $     92

Shares issued to employees............     67,270      0         124           0       0            0          124
  Treasury stock purchased............          0      0           0      47,760    (104)           0         (104)
  Net loss............................          0      0           0           0       0       (9,779)      (9,779)
                                        ---------    ---        ----      ------   -----     --------     --------
BALANCE, DECEMBER 31, 1996............  4,730,392     47         210      50,772    (155)      (9,769)      (9,667)

  Shares issued to employees..........     20,900      1         140           0       0            0          141
  Treasury stock purchased............          0      0           0      43,800    (575)           0         (575)
  Net loss............................          0      0           0           0       0      (15,778)     (15,778)
                                        ---------    ---        ----      ------   -----     --------     --------
BALANCE, DECEMBER 31, 1997............  4,751,292     48         350      94,572    (730)     (25,547)     (25,879)

  Shares issued to employees..........     32,600      0         102           0       0            0          102
  Treasury stock purchased............          0      0           0       1,000     (40)           0          (40)
  Net loss............................          0      0           0           0       0      (34,920)     (34,920)
                                        ---------    ---        ----      ------   -----     --------     --------
BALANCE, DECEMBER 31, 1998............  4,783,892    $48        $452      95,572   $(770)    $(60,467)    $(60,737)
                                        =========    ===        ====      ======   =====     ========     ========

        See accompanying notes to the consolidated financial statements.

                       ORBITAL COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

  Organization

     Orbital Communications Corporation ("OCC") is a majority owned and controlled subsidiary of Orbital Sciences Corporation ("Orbital") and is included in Orbital's consolidated financial statements. In 1993, OCC and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership, and two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"). Each of OCC and Teleglobe Mobile is a 50% general partner in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, OCC is a 2% general partner in ORBCOMM USA, and Teleglobe Mobile is a 2% general partner in ORBCOMM International. Directly and indirectly, OCC currently holds and controls 51% and 49% of ORBCOMM USA and ORBCOMM International, respectively.

     Pursuant to the terms of the relevant partnership agreements: (i) OCC and Teleglobe Mobile share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) OCC controls and consolidates the operational and financial affairs of ORBCOMM USA; and (iii) Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. Since OCC is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM International's operating and financial policies, OCC is accounting for its investments in ORBCOMM and ORBCOMM International using the equity method of accounting.

  The ORBCOMM System Description

     ORBCOMM was formed for the design, development, construction, integration, testing and operation of the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System"). The ORBCOMM System comprises three operational segments: (i) a space segment consisting of a constellation of 28 LEO satellites; (ii) a ground and control segment consisting of a network control center which serves as the global control for the satellites' gateway Earth stations which send signals to and receive signals from the satellites, and
(iii) a subscriber segment consisting of gateway control centers which serve as message switching systems that process the message traffic. ORBCOMM USA has been granted the exclusive right to market, sell, lease and franchise the ORBCOMM System output capacity in the U.S. and the exclusive use of the ORBCOMM System assets in the U.S.

  The System Charge

     In consideration for the construction and financing of the ORBCOMM System assets by ORBCOMM, OCC is obligated to pay ORBCOMM a system charge equal to a contracted percentage of ORBCOMM USA's total service revenues (the "Output Capacity Charge") minus a percentage of aggregate system service revenues, defined as the total of ORBCOMM USA and ORBCOMM International total system service revenues. If the Output Capacity Charge is less than 1.15% of the aggregate system service revenues as described above, OCC is not required to pay any portion of the system charge to ORBCOMM.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with the entities that become international licensees.

                       ORBITAL COMMUNICATIONS CORPORATION

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Preparation of Consolidated Financial Statements

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

  Principles of Consolidation

     The consolidated financial statements include the accounts of OCC and ORBCOMM USA. All material transactions and accounts between consolidated entities have been eliminated.

  Revenue Recognition

     ORBCOMM USA provides subscriber communicator hardware to commercial customers. Revenues are recognized when products are shipped or when customers have accepted the products, depending on contractual terms. Service revenues are recognized when rendered.

  Income Taxes

     OCC is included in Orbital's consolidated Federal income tax returns. OCC determines its provision for income taxes as if it were filing on a separate return basis. OCC recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Cash and Cash Equivalents

     OCC considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Investments in Affiliates

     OCC uses the equity method of accounting for its investments in and equity in earnings (losses) of affiliates in which OCC has the ability to significantly influence, but not control such affiliate's operations. In accordance with the equity method of accounting, OCC's carrying amount of such investments is initially recorded at cost and is increased to reflect its share of the affiliates' income and is reduced to reflect its share of the affiliates' losses. OCC's investments are also increased to reflect contributions to, and decreased to reflect distributions from, each affiliate. Any excess of the amount of OCC's investment and the amount of OCC's underlying equity in each affiliate's net assets is amortized over a period of twenty years.

     OCC's policy is to review its long-lived assets, including investments in affiliates, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. OCC recognizes an impairment loss when the sum of expected future cash flows is less than the carrying amount of the asset.

                       ORBITAL COMMUNICATIONS CORPORATION

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Fair Value of Financial Instruments

     The carrying value of OCC's current assets and current liabilities approximate fair value since all such instruments are short-term in nature.

  Stock Based Compensation

     OCC accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to (i) recognize as expense the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and provide pro forma net income (loss) data for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. OCC has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

(3)  INVESTMENTS IN AFFILIATES

     At December 31, 1998 and 1997, OCC had approximately $56,111,000 and $54,663,000, respectively in investments in affiliates relating to ORBCOMM. At December 31, 1998 and 1997, ORBCOMM had $346,634,000 and $316,969,000 in total assets, $241,844,000 and $210,551,000 in total liabilities and $104,790,000 and
$106,418,000 of total partners' capital, respectively. The difference between OCC's investment in ORBCOMM and the amount of OCC's underlying equity in ORBCOMM is primarily due to ORBCOMM accounting for its interests in ORBCOMM USA using the equity method of accounting, while OCC consolidates its interests in ORBCOMM USA. ORBCOMM recorded $1,262,000 and $527,000 in revenues and $69,628,000 and $31,436,000 in net losses for the years ended December 31, 1998 and 1997, respectively. Based on its current assessment of the overall business prospects of the ORBCOMM partnerships and the ORBCOMM System, OCC currently believes its investments in ORBCOMM and ORBCOMM International are fully recoverable. If in the future, the ORBCOMM business is not successful, OCC may be required to expense part or all of its investments.

(4) RELATED PARTY TRANSACTIONS

     OCC obtains virtually all of its funding for its operations and for its capital investments in ORBCOMM from Orbital via a non-interest bearing intercompany borrowing arrangement. As of December 31, 1998 and 1997, OCC owed Orbital $110,287,000 and $75,513,000, respectively, none of which is currently payable. As of December 31, 1998 and 1997 OCC owed ORBCOMM $48,000 and $12,000, respectively.

     ORBCOMM USA currently obtains all of its funding from ORBCOMM via a non-interest bearing intercompany borrowing arrangement. As of December 31, 1998 and 1997, ORBCOMM USA owed ORBCOMM $13,342,000 and $8,635,000, respectively, none of which is currently payable.

(5) INCOME TAXES

     OCC had no current or deferred provision for income taxes for the years ended December 31, 1998, 1997, and 1996.

                       ORBITAL COMMUNICATIONS CORPORATION

(5)  INCOME TAXES -- (CONTINUED)
     The differences between the actual taxes and taxes computed at the U.S. Federal income tax rate of 35% are summarized as follows:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                         ------------------
                                                         1998   1997   1996
                                                         ----   ----   ----
U.S. Federal statutory rate............................  (35%)  (34%)  (34%)
Change in valuation allowance..........................   35%    34%    34%
                                                         ----   ----   ----
Effective rate.........................................    0%     0%     0%
                                                         ====   ====   ====

     The tax effects of significant temporary differences at December 31, 1998 and 1997 are as follows:

                                                             DECEMBER 31,
                                                            (IN THOUSANDS)
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
Deferred Tax Assets:
  Net operating loss carryforward and other.............  $ 35,994   $ 12,127
  Valuation allowance...................................   (21,283)    (8,119)
                                                          --------   --------
          Tax assets net................................    14,711      4,008
Deferred Tax Liabilities:
  Book/Tax difference attributable to partnership
     items..............................................   (14,711)    (4,008)
                                                          --------   --------
          Net deferred tax assets.......................  $      0   $      0
                                                          ========   ========

     OCC provides a valuation allowance against its net deferred tax assets given the trend of taxable losses in prior years.

(6)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. issued $170,000,000 senior unsecured notes due in 2004 (the "Notes") to institutional investors. The Notes bear interest at a fixed rate of 14% and provide for noteholder participation in future ORBCOMM service revenues. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International. The guarantees are non-recourse to OCC's shareholders (including Orbital) and Teleglobe Mobile's partners (including Teleglobe and Technology Resources Industries Bhd.).

(7)  STOCK OPTION PLAN

     OCC adopted a stock option plan in 1992 (the "OCC Plan"). The OCC Plan provides for grants of incentive and non-qualified stock options to purchase OCC common stock to officers and employees of OCC, ORBCOMM, ORBCOMM USA, ORBCOMM International and Orbital. Under the terms of the ORBCOMM Plan, incentive stock options may not be granted at less than 100% of the fair market value at the date of grant and non-qualified options may not be granted at less than 85% of the fair market value of OCC common stock at the date of grant as determined by a committee consisting of two OCC Board members and two members appointed by Teleglobe Mobile. The options vest at a rate set forth by the Board of Directors in each individual option agreement, generally in one-fourth increments over a four-year period.

     Certain provisions of the OCC Plan require OCC to repurchase, with cash or promissory notes, the common stock acquired pursuant to the options. The total amount of cash for stock repurchases and promissory note repayments is restricted to $1,000,000 per year, in accordance with the terms of the Notes

                       ORBITAL COMMUNICATIONS CORPORATION

(7)  STOCK OPTION PLAN -- (CONTINUED)
(See Note 6). During 1998 and 1997, OCC repurchased 1,000 and 43,800 common shares by paying $41,000 and $829,000 in cash, respectively. Promissory notes totaling $331,000 were also issued in 1997. The 1997 promissory notes were repaid in 1998. These repurchases were funded by (i) reimbursements from ORBCOMM pursuant to the terms of the Restated Agreement of Limited Partnership of ORBCOMM Global, L.P. and (ii) contributions from Orbital.

     The following two tables summarize information regarding options under the OCC Plan for the last three years:

                                                                     WEIGHTED      OUTSTANDING
                                     NUMBER      OPTION PRICE        AVERAGE           AND
                                    OF SHARES      PER SHARE      EXERCISE PRICE   EXERCISABLE
                                    ---------   ---------------   --------------   -----------
OUTSTANDING AT DECEMBER 31,
  1995............................    545,900   $ 1.50 -- 14.00       $ 5.56         411,086
  Granted.........................    154,500   $17.00 -- $25.00      $20.50
  Exercised.......................    (67,270)  $ 1.50 -- $13.00      $ 2.43
  Canceled or Expired.............    (34,300)  $ 1.50 -- $17.00      $13.81
                                    ---------   ---------------       ------
OUTSTANDING AT DECEMBER 31,
  1996............................    598,830   $ 1.50 -- $25.00      $ 9.40         393,903
  Granted.........................    284,500       $26.50            $26.50
  Exercised.......................    (20,900)  $ 1.50 -- $25.00      $ 6.68
  Canceled or Expired.............   (112,600)  $ 1.50 -- $25.00      $14.86
                                    ---------   ---------------       ------
OUTSTANDING AT DECEMBER 31,
  1997............................    749,830   $ 1.50 -- $26.50      $15.22         415,804
  Granted.........................    305,300   $26.50 -- $39.75      $32.37
  Exercised.......................    (32,600)  $ 1.50 -- $13.00      $ 3.15
  Canceled or Expired.............    (17,700)  $ 1.50 -- $26.50      $23.94
                                    ---------   ---------------       ------
OUTSTANDING AT DECEMBER 31,
  1998............................  1,004,830   $ 1.50 -- $39.75      $20.40         520,864
                                    =========   ===============       ======

                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  ------------------------------------------------------   -----------------------------------
                       NUMBER        WEIGHTED AVERAGE                           NUMBER
   RANGE OF         OUTSTANDING         REMAINING       WEIGHTED AVERAGE     EXERCISABLE      WEIGHTED AVERAGE
EXERCISE PRICES   AT DEC. 31, 1998   CONTRACTUAL LIFE    EXERCISE PRICE    AT DEC. 31, 1998    EXERCISE PRICE
---------------   ----------------   ----------------   ----------------   ----------------   ----------------
$ 1.50 -- $13.00..      345,530            4.10              $ 4.96            345,530             $ 4.96
$17.00 -- $25.00..       77,500            7.19              $20.35             43,750             $19.97
$26.50 -- $39.75..      581,800            8.83              $29.58            131,584             $26.50
---------------      ---------             ----              ------            -------             ------
$ 1.50 -- $39.75..    1,004,830            7.08              $20.40            520,864             $11.66
===============      =========             ====              ======            =======             ======

(8)  STOCK BASED COMPENSATION

     OCC uses the Black-Scholes option-pricing model to determine the pro forma impact of stock option grants under SFAS 123 on OCC's net loss. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the weighted-average fair value per share of stock options granted. This information and the assumptions used in the option pricing model for 1998, 1997 and 1996 respectively, are as follows: volatility 30%; dividend yield, zero percent; average expected life, 4.5 years; risk free interest rate, 5.4%, 6.1% and 5.6%; additional shares available, 56,925, 48,878 and 20,778; and weighted-average exercise price per option grant, $32.37, $26.50 and $20.50.

                       ORBITAL COMMUNICATIONS CORPORATION

(8)  STOCK BASED COMPENSATION -- (CONTINUED)
     Had the company determined compensation cost based on the fair value at the grant date for its stock options in accordance with the fair value method prescribed by SFAS 123, OCC's net loss would have been $36,666,000, $16,460,000 and $10,200,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(9)  SUBSEQUENT EVENTS

     For the period from January 1, 1999 through March 15, 1999, OCC paid $18,450,000 in additional capital contributions to ORBCOMM.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Teleglobe Mobile Partners

     We have audited the consolidated balance sheets of Teleglobe Mobile Partners (the "Partnership") (a development stage enterprise) as of December 31, 1998 and 1997, and the consolidated statements of operations and comprehensive loss, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from July 21, 1993 (date of inception), through December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the financial statements of ORBCOMM International Partners, L.P., a 51 percent subsidiary, the statements of which reflect total assets constituting 27 percent and 24 percent at December 31, 1998 and 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors, whose reports thereon have been furnished to us and our opinion insofar as it relates to the amounts included for ORBCOMM International Partners, L.P., is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of the other auditors, these consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Partnership (a development stage enterprise) as at December 31, 1998 and 1997, and the results of its operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from July 21, 1993 (date of inception), through December 31, 1998, in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

Vienna, Virginia
March 5, 1999

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    11   $ 1,439
  Accounts receivable.......................................    1,023        40
  Deferred and prepaid contract costs.......................   20,879    19,580
                                                              -------   -------
     Total Current Assets...................................   21,913    21,059
Investments in affiliates...................................   58,467    59,645
                                                              -------   -------
          TOTAL ASSETS......................................  $80,380   $80,704
                                                              =======   =======

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued liabilities..................  $   651   $ 1,565
  Deferred revenue..........................................   20,094    13,270
                                                              -------   -------
     Total Current Liabilities..............................   20,745    14,835
  Amount due to affiliates..................................    7,389     9,990
                                                              -------   -------
     Total Liabilities......................................   28,134    24,825
Non-controlling interest in net assets of ORBCOMM
  International Partners, L.P. .............................   (2,994)   (2,391)
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile, L.P.....................................   54,688    40,381
  TR (U.S.A.) Ltd...........................................        0    17,481
  Teleglobe Mobile Investment Inc...........................      552       408
                                                              -------   -------
     Total Partners' Capital................................   55,240    58,270
                                                              -------   -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $80,380   $80,704
                                                              =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                                       TOTAL
                                                                                    ACCUMULATED
                                                                                      DURING
                                                                                    DEVELOPMENT
                                                         YEARS ENDED                   STAGE
                                                        DECEMBER 31,                  THROUGH
                                                -----------------------------      DECEMBER 31,
                                                  1998       1997      1996            1998
                                                --------   --------   -------   -------------------
REVENUES:
  Product sales...............................  $ 10,943   $     56   $     8        $ 11,007
EXPENSES:
  Cost of product sales.......................    10,943        104         6          11,053
  Marketing, administrative and other
     expenses.................................     1,408      3,565     1,967           8,621
                                                --------   --------   -------        --------
       Total expenses.........................    12,351      3,669     1,973          19,674
                                                --------   --------   -------        --------
       Loss from operations...................    (1,408)    (3,613)   (1,965)         (8,667)
OTHER INCOME AND EXPENSES:
  Interest income.............................        53         78       905           2,289
  Financial charges...........................         0          0      (288)           (288)
  Equity in net losses of ORBCOMM Global,
     L.P. ....................................   (34,678)   (14,672)   (8,975)        (58,544)
  Non-controlling interest in net losses of
     ORBCOMM International Partners, L.P. ....       603      1,568       828           2,999
                                                --------   --------   -------        --------
NET LOSS......................................   (35,430)   (16,639)   (9,495)        (62,211)
OTHER COMPREHENSIVE INCOME:
  Share of unrealized holding gains on
     investments of ORBCOMM Global, L.P.,
     net......................................         0          0        44              44
  Less: Share of reclassification adjustments
        for net holding gains on sales of
        investments of ORBCOMM Global, L.P.
        included in net loss..................         0        (44)        0             (44)
                                                --------   --------   -------        --------
COMPREHENSIVE LOSS............................  $(35,430)  $(16,683)  $(9,451)       $(62,211)
                                                ========   ========   =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        TOTAL
                                                                                     ACCUMULATED
                                                                                        DURING
                                                                                     DEVELOPMENT
                                                             YEARS ENDED                STAGE
                                                             DECEMBER 31,              THROUGH
                                                    ------------------------------   DECEMBER 31,
                                                      1998       1997       1996         1998
                                                    --------   --------   --------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................  $(35,430)  $(16,639)  $ (9,495)   $ (62,211)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Equity in net losses of ORBCOMM Global, L.P. ...    34,678     14,672      8,975       58,544
  Non-controlling interest in net losses of
     ORBCOMM International Partners, L.P. ........      (603)    (1,568)      (828)      (2,999)
  Increase in accounts receivable.................      (983)       (23)       (17)      (1,023)
  Increase in deferred and prepaid contract
     costs........................................    (1,299)   (15,709)    (3,871)     (20,879)
  Increase (decrease) in accounts payable and
     accrued liabilities..........................      (914)       666        628          651
  Increase in deferred revenue....................     6,824      7,123      6,147       20,094
                                                    --------   --------   --------    ---------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES............................     2,273    (11,478)     1,539       (7,823)
                                                    --------   --------   --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in affiliates.......................   (33,500)         0    (49,780)    (118,025)
  Decrease (increase) in amount due from an
     affilate.....................................         0      1,309     (1,309)           0
                                                    --------   --------   --------    ---------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES............................   (33,500)     1,309    (51,089)    (118,025)
                                                    --------   --------   --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in amount due to
     affiliates...................................    (2,601)     9,990          0        7,389
  Partners' contributions.........................    32,400          0     17,000      118,465
  Non-controlling interest in net assets of
     ORBCOMM International Partners, L.P. ........         0          0          0            5
                                                    --------   --------   --------    ---------
          NET CASH PROVIDED BY FINANCING
            ACTIVITIES............................    29,799      9,990     17,000      125,859
                                                    --------   --------   --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................    (1,428)      (179)   (32,550)          11
CASH AND CASH EQUIVALENTS:
  Beginning of period.............................     1,439      1,618     34,168            0
                                                    --------   --------   --------    ---------
CASH AND CASH EQUIVALENTS:
  End of period...................................  $     11   $  1,439   $  1,618    $      11
                                                    ========   ========   ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                                      TELEGLOBE
                                                  TELEGLOBE                             MOBILE
                                                MOBILE, L.P.                       INVESTMENT INC.
                                     -----------------------------------   --------------------------------
                                                 ACCUMULATED                           ACCUMULATED
                                                    OTHER                                 OTHER
                                     PARTNERS   COMPREHENSIVE              PARTNERS   COMPREHENSIVE
                                     CAPITAL       INCOME        TOTAL     CAPITAL       INCOME       TOTAL
                                     --------   -------------   --------   --------   -------------   -----
  Capital contributions............  $  9,903       $  0        $  9,903    $ 100          $0         $ 100
  Net loss.........................      (480)         0            (480)      (5)          0            (5)
                                     --------       ----        --------    -----          --         -----
PARTNERS' CAPITAL, DECEMBER 31,
  1993.............................     9,423          0           9,423       95           0            95
  Net loss.........................      (449)         0            (449)      (4)          0            (4)
                                     --------       ----        --------    -----          --         -----
PARTNERS' CAPITAL, DECEMBER 31,
  1994.............................     8,974          0           8,974       91           0            91
  Capital contributions............    27,719          0          27,719      281           0           281
  Excess of contributions from a
    new partner to the existing
    partners.......................    10,587          0          10,587      106           0           106
  Net income.......................       134          0             134        1           0             1
  Share of financing fees of
    ORBCOMM Global, L.P. ..........      (703)         0            (703)      (7)          0            (7)
                                     --------       ----        --------    -----          --         -----
PARTNERS' CAPITAL, DECEMBER 31,
  1995.............................    46,711          0          46,711      472           0           472
  Capital contributions............     9,256          0           9,256       94           0            94
  Excess of contributions from a
    new partner to the existing
    partners.......................     2,525          0           2,525       25           0            25
  Net loss.........................    (6,580)         0          (6,580)     (67)          0           (67)
  Share of unrealized holding gains
    on investments of ORBCOMM
    Global, L.P., net..............         0         30              30        0           1             1
                                     --------       ----        --------    -----          --         -----
PARTNERS' CAPITAL, DECEMBER 31,
  1996.............................    51,912         30          51,942      524           1           525
  Net loss.........................   (11,531)         0         (11,531)    (116)          0          (116)
  Share of reclassification
    adjustments for net holding
    gains on sales of investments
    of ORBCOMM Global, L.P.
    included in net loss...........         0        (30)            (30)       0          (1)           (1)
                                     --------       ----        --------    -----          --         -----
PARTNERS' CAPITAL, DECEMBER 31,
  1997.............................    40,381          0          40,381      408           0           408
  Capital contributions............    25,896          0          25,896      261           0           261
  Excess of contributions from a
    new partner to the existing
    partners.......................     1,726          0           1,726       17           0            17
  Net loss.........................   (25,368)         0         (25,368)    (256)          0          (256)
  Reallocation of TR (U.S.A.) 30%
    partnership interest...........    12,053          0          12,053      122           0           122
                                     --------       ----        --------    -----          --         -----
PARTNERS' CAPITAL, DECEMBER 31,
  1998.............................  $ 54,688       $  0        $ 54,688    $ 552          $0         $ 552
                                     ========       ====        ========    =====          ==         =====


                                                 TR (U.S.A.)
                                                    LTD.
                                     -----------------------------------
                                                 ACCUMULATED
                                                    OTHER
                                     PARTNERS   COMPREHENSIVE
                                     CAPITAL       INCOME        TOTAL      TOTAL
                                     --------   -------------   --------   -------
  Capital contributions............  $      0       $  0        $      0   $10,003
  Net loss.........................         0          0               0      (485)
                                     --------       ----        --------   -------
PARTNERS' CAPITAL, DECEMBER 31,
  1993.............................         0          0               0     9,518
  Net loss.........................         0          0               0      (453)
                                     --------       ----        --------   -------
PARTNERS' CAPITAL, DECEMBER 31,
  1994.............................         0          0               0     9,065
  Capital contributions............    31,062          0          31,062    59,062
  Excess of contributions from a
    new partner to the existing
    partners.......................   (10,693)         0         (10,693)        0
  Net income.......................       156          0             156       291
  Share of financing fees of
    ORBCOMM Global, L.P. ..........      (304)         0            (304)   (1,014)
                                     --------       ----        --------   -------
PARTNERS' CAPITAL, DECEMBER 31,
  1995.............................    20,221          0          20,221    67,404
  Capital contributions............     7,650          0           7,650    17,000
  Excess of contributions from a
    new partner to the existing
    partners.......................    (2,550)         0          (2,550)        0
  Net loss.........................    (2,848)         0          (2,848)   (9,495)
  Share of unrealized holding gains
    on investments of ORBCOMM
    Global, L.P., net..............         0         13              13        44
                                     --------       ----        --------   -------
PARTNERS' CAPITAL, DECEMBER 31,
  1996.............................    22,473         13          22,486    74,953
  Net loss.........................    (4,992)         0          (4,992)  (16,639)
  Share of reclassification
    adjustments for net holding
    gains on sales of investments
    of ORBCOMM Global, L.P.
    included in net loss...........         0        (13)            (13)      (44)
                                     --------       ----        --------   -------
PARTNERS' CAPITAL, DECEMBER 31,
  1997.............................    17,481          0          17,481    58,270
  Capital contributions............     6,243          0           6,243    32,400
  Excess of contributions from a
    new partner to the existing
    partners.......................    (1,743)         0          (1,743)        0
  Net loss.........................    (9,806)         0          (9,806)  (35,430)
  Reallocation of TR (U.S.A.) 30%
    partnership interest...........   (12,175)         0         (12,175)        0
                                     --------       ----        --------   -------
PARTNERS' CAPITAL, DECEMBER 31,
  1998.............................  $      0       $  0        $      0   $55,240
                                     ========       ====        ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  NATURE OF OPERATIONS

  Organization

     Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership"), is a majority-owned indirect subsidiary of Teleglobe Inc. ("Teleglobe") and is included in Teleglobe's consolidated financial statements. The Partnership was originally formed July 21, 1993, in accordance with the provisions of the Delaware Uniform Partnership Law. As of June 29, 1994, the original Partnership was amended and restated by admitting TR (U.S.A.) as a new partner to the Partnership. On December 1, 1998, TR (U.S.A.) Ltd. sold its entire partnership interest in the Partnership to Teleglobe Mobile Investment Inc., a Delaware corporation and Teleglobe Mobile L.P., a Delaware limited partnership (collectively, the "Partners"). Consequently, as of December 1, 1998, the partners' capital attributable to TR (U.S.A.) Ltd. was reallocated to the Partners and the Partnership agreement was amended and restated. The Partnership's term commenced on June 29, 1994 and shall terminate on December 31, 2015.

     In 1993, the Partnership and Orbital Communications Corporation ("OCC"), a majority-owned subsidiary of Orbital Sciences Corporation ("Orbital"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership.

     The Partnership and OCC also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. Each of the Partnership and OCC is a 50% general partner in ORBCOMM, and ORBCOMM is a 98% general partner in each of the two marketing partnerships. Additionally, the Partnership is a 2% direct general partner in ORBCOMM International, and OCC is a 2% direct general partner in ORBCOMM USA. Directly and indirectly, the Partnership currently holds 51% and 49% of ORBCOMM International and ORBCOMM USA, respectively.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The space assets currently consist of a constellation of 28 on-orbit satellites. The ground and control assets consist of gateways strategically located throughout the world and the facilities to monitor and manage all network elements to ensure continuous, consistent operations in the provision of quality service. In addition, ORBCOMM operates a network control center, which is designed to support the full constellation of ORBCOMM System satellites. The subscriber assets consist of various models of subscriber units, some of which are intended for general use, while others are designed to support specific applications.

  The System Charge

     The Partnership is obligated to pay quarterly to ORBCOMM a system charge in consideration of ORBCOMM's grant to the Partnership of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. Such system charge is calculated as 23% of ORBCOMM International's total service revenues for such quarter (the "International Output Capacity Charge") minus 1.15% of aggregate system service revenues, defined as the total of ORBCOMM International's and ORBCOMM USA's total system service revenues. If the International Output Capacity Charge is less than 1.15% of aggregate system service revenues as described above, then the Partnership is not required to pay and does not owe any portion of the system charge to ORBCOMM. No such charge has been incurred.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1)  NATURE OF OPERATIONS -- (CONTINUED)
ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become international licensees.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company and the Partnership expect to emerge from their development stage by the first half of 1999. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States. They include the accounts of the Partnership and its subsidiary, ORBCOMM International. All significant intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Deferred and Prepaid Contract Costs

     Deferred and prepaid contract costs consist primarily of work-in-process for construction of gateway Earth stations for sale to international licensees.

  Investments in Affiliates

     The Partnership uses the equity method of accounting for its investments in and earnings of affiliates in which the Partnership has the ability to exercise significant influence, but not control, such affiliates' operations. In accordance with the equity method of accounting, the Partnership carrying amount of an investment in affiliates is initially recorded at cost and is increased to reflect its share of the affiliates' income and is reduced to reflect its share of the affiliates' losses. The Partnership's investment is also increased to reflect contributions to, and decreased to reflect distributions received from, affiliates.

     Goodwill, consisting of the excess of the cost of the Partnership's investment over its equity in the underlying net assets of ORBCOMM at the acquisition date, is included in "Investments in Affiliates". Goodwill is amortized on a straight-line basis, over the estimated economic useful life of the ORBCOMM System.

     Each year, the Partnership reviews the underlying value of its investments by comparing their carrying amount to their net recoverable amount. The determination of the net recoverable amount consists of evaluating forecasted income and cash flows. Any permanent impairment of such value would be written off to expense when that determination is made.

  Revenue Recognition

     Revenues under the gateway procurement contracts with international licensees or the sale of subscriber communicator hardware are generally recognized when contracts are completed, products are shipped or when

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) customers have accepted the products or services, depending on contractual terms. License fees from service license or similar agreements are recognized ratably over the term of the agreements.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded within the accompanying consolidated financial statements.

  Fair Value of Financial Instruments

     The carrying value of the Partnership's cash and cash equivalents, receivables and accounts payable approximates fair value since all such instruments are short-term in nature.

  Segment Information

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segment of an Enterprise and Related Information", establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership's operations for 1998 are a single segment, and further segmentation under SFAS No. 131 is not required.

  Comprehensive Income

     As of January 1, 1998, the Partnership adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive loss consists of net loss and net unrealized gains on securities and is presented in the consolidated statements of operations and comprehensive loss. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Partnership's financial position or results of operations. Prior years' consolidated financial statements have been reclassified to conform with the requirements of SFAS No. 130.

(3)  INVESTMENTS IN AFFILIATES

     As of December 31, 1998, goodwill, net of accumulated amortization in the amount of $1,053,000 ($585,000 as of December 31, 1997), included in "Investments in Affiliates" amounts to $3,572,000 ($4,040,000 as of December 31,
1997).

     Pursuant to the terms of the relevant partnership agreements: (i) the Partnership and OCC share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) the Partnership controls the operational and financial affairs of ORBCOMM International; and (iii) OCC controls the operational and financial affairs of ORBCOMM USA. Since the Partnership is unable to control, but is able to exercise significant influence over ORBCOMM's and ORBCOMM USA's operating and financial policies, the Partnership is accounting for its investments in ORBCOMM and ORBCOMM USA using the equity method of accounting.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  INVESTMENTS IN AFFILIATES -- (CONTINUED)
     The following tables summarize the information concerning the income, assets and liabilities of ORBCOMM, including ORBCOMM's equity interests in ORBCOMM USA and ORBCOMM International.

                                                                                  TOTAL
                                                                               ACCUMULATED
                                                                                  DURING
                                                                               DEVELOPMENT
                                                      YEARS ENDED                 STAGE
                                                      DECEMBER 31,               THROUGH
                                                     (IN THOUSANDS)            DECEMBER 31,
                                             ------------------------------        1998
                                               1998       1997       1996     (IN THOUSANDS)
                                             --------   --------   --------   --------------
INCOME STATEMENT DATA
  Revenues.................................  $  1,262   $    527   $    420     $   3,109
  Net loss.................................   (69,628)   (31,436)   (19,480)     (120,498)

                                                                  DECEMBER 31,
                                                                 (IN THOUSANDS)
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
BALANCE SHEET DATA
  Total Assets..............................................  $346,634    $316,969
  Total Liabilities.........................................   241,844     210,551
  Partners' capital
     Teleglobe Mobile Partners..............................    56,520      57,834
     Orbital Communications Corporation.....................    48,270      48,584

     Based on its current assessment of the overall business prospects of ORBCOMM's marketing partnerships and the ORBCOMM System, the Partnership currently believes its investments in ORBCOMM and ORBCOMM USA are fully recoverable. If in the future the ORBCOMM business is not successful, the Partnership may be required to expense part or all of its investments.

(4)  RELATED PARTY TRANSACTIONS

     As of December 31, 1998 and 1997, ORBCOMM International had a payable of $7,071,000 and $9,990,000, respectively, to ORBCOMM for amounts advanced to support ORBCOMM International's efforts to establish commercial markets outside the United States. ORBCOMM International is currently in the development stage, and still obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     As of December 31, 1998, ORBCOMM International had a payable of $318,000 to ORBCOMM USA (none as of December 31, 1997).

     As of December 31, 1997, ORBCOMM International had a payable of $87,000 to Teleglobe Canada Inc., an affiliate of the Partnership, for a contracted employee to provide international marketing services (none as of December 31, 1998).

     ORBCOMM International purchased $251,000, $104,000 and $6,000 of product from ORBCOMM for the years ended December 31, 1998, 1997 and 1996, respectively (none in 1995).

     As of December 31, 1997, the Partnership had a payable of $200,000 to ORBCOMM Canada Inc., an affiliate of the Partnership, for an employee to provide management services to ORBCOMM on behalf of the Partnership (none as of December 31, 1998).

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  RELATED PARTY TRANSACTIONS -- (CONTINUED)
     In 1996, the Partnership entered into an administrative services agreement with Teleglobe. Under this agreement, Teleglobe provides management services to the Partnership. Teleglobe invoices the Partnership for those services on a monthly basis. As of December 31, 1998 and 1997, the Partnership owed Teleglobe $74,000 and $141,000, respectively.

(5)  COMMITMENTS AND CONTINGENCIES

  Long-Term Debt

     In August 1996, the Company and ORBCOMM Global Capital Corp. issued $170,000,000 aggregate principal amount of 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). All of the Old Notes were exchanged for an equal principal amount of registered 14% Series B Senior Notes due 2004 with Revenue Participation Interest (the "Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenues generated from August 1996 and is payable on the Old Notes and the Notes on each interest payment date subject to certain covenant restrictions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, OCC, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

     On the closing of the Old Notes, the Company used $44,800,000 of the net proceeds from the sale of the Old Notes to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. All of this investment portfolio was used to pay semi-annual interest that was due on the Notes in 1997 and 1998.

  Construction of Gateways

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for the construction of twenty gateway Earth stations around the globe. During 1998, installation and final acceptance of gateways in South Korea, Japan and Korea occurred. Additionally, as of December 31, 1998 and 1997, ORBCOMM International had $20,879,000 and $19,580,000, respectively, of deferred and prepaid contract costs of which $12,718,000 and $11,016,000, respectively, represent advance payments to those manufacturers. Total commitments under these manufacturing agreements approximate $22,000,000. Included in deferred and prepaid contract costs is the portion of engineering direct labor costs that relates to the construction of gateways. As of December 31, 1998 and 1997, $1,114,000 and $1,609,000, respectively, of such costs had been included in deferred and prepaid contract costs.

(6)  SERVICE LICENSE OR SIMILAR AGREEMENTS

     As of December 31, 1998, ORBCOMM International had signed 12 service license or similar agreements ("SLAs") with international licensees, eight of which had associated gateway procurement contracts and software license agreements. The SLAs authorize the international licensees to use the ORBCOMM System to provide two-way data and messaging communications services. As of December 31, 1998 and 1997, $30,868,000 and $13,270,000 had been received under these agreements and the associated gateway procurement agreements, of which $20,094,000 and $13,270,000 were recorded as deferred revenue. ORBCOMM International is obligated to construct and deliver eight gateways to certain international licensees under certain of these agreements (see note 5).

(7)  SUBSEQUENT EVENTS (UNAUDITED)

     From January 1, 1999 to March 31, 1999, the Partnership and OCC paid to the Company an additional $21,950,000 and $20,950,000 in capital contributions, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  ORBCOMM Corporation:

     We have audited the accompanying balance sheet of ORBCOMM Corporation as of December 31, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit of a balance sheet includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit of a balance sheet also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of ORBCOMM Corporation as of December 31, 1998, in conformity with generally accepted accounting principles.

                                                  KPMG LLP
Washington, DC
March 30, 1999

                              ORBCOMM CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
                                  ASSETS
Cash........................................................      $100
                                                                  ----
          TOTAL ASSETS......................................      $100
                                                                  ====
                   LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities.................................................      $  0
Stockholder's Equity:
  Common Stock, par value $0.01; 150,000,000 shares
     authorized;
     100 shares issued and outstanding......................         1
  Additional paid-in capital................................        99
  Retained earnings.........................................         0
                                                                  ----
     Total Stockholder's Equity.............................       100
                                                                  ----
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY........      $100
                                                                  ====

     The accompanying note is an integral part of this financial statement.

                              ORBCOMM CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTE TO FINANCIAL STATEMENT

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

     Effective March 23, 1999, ORBCOMM Corporation was merged with and into the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS

     The Partnership Agreement provides that the management of ORBCOMM is the exclusive responsibility of the General Partners. Our officers are nominated by the President of ORBCOMM and elected by the General Partners and exercise such authority as they are granted by the General Partners.

DIRECTORS, EXECUTIVE OFFICERS AND PARTNER REPRESENTATIVES

     (a) ORBCOMM.

     Executive Officers. The following are our executive officers as of March 31, 1999:

        NAME               AGE                          POSITION
--------------------       ---       ----------------------------------------------
Scott L. Webster           46        Chairman and Chief Executive Officer
                                     Vice Chairman-Strategic Relationships and Vice
William J. Meder           56         President, Strategic Relations
Robert F. Latham           56        President and Chief Operating Officer
                                     Senior Vice President, Product Management and
Abdul H. Rana              48         Development
                                     Senior Vice President, International Market
Andre Halley               49         Development and Managing Director
                                     Senior Vice President, General Counsel and
Mary Ellen Seravalli       40         Secretary

     Scott L. Webster has been our Chairman and Chief Executive Officer since February 1998. Mr. Webster has been the President of OCC since 1997. Mr. Webster is a co-founder of Orbital, and served in various consulting capacities with Orbital from 1993 to 1996. He served as President of Orbital's Space Data Division from 1990 to 1993 and was Executive Vice President of that organization from 1989 to 1990. Mr. Webster served as Orbital's Vice President and Senior Vice President of Marketing from Orbital's inception in 1982 until 1989. Previously, he held technical and management positions at Advanced Technology Laboratories and Litton Industries.

     William J. Meder has been our Vice Chairman-Strategic Relationships and Vice President, Strategic Relations since February 1998, and prior to that was our Vice President, Special Projects from July 1997 to January 1998. Mr. Meder also has been President of ORBCOMM Canada Inc., a majority-owned subsidiary of Teleglobe, since August 1994 and is also a part-owner of ORBCOMM Canada Inc. From 1993 to 1994, Mr. Meder was a business consultant and, from 1990 to 1993, Chief Operating Officer of Henry Birks and Sons Ltd. From 1982 to 1989, Mr. Meder was the Chief Executive Officer of Comp-u-Card Canada, Inc. and, from 1978 to 1982, Chief Executive Officer of Imperial Manufacturing Inc. Prior to that, Mr. Meder spent 13 years with IBM in various senior management positions. Mr. Meder was formerly a chairman of Syscor, an information services company serving hospitals in the Montreal area, and President of the Young Presidents Association.

     Robert F. Latham has been our President and Chief Operating Officer since February 1998 and was our Executive Vice President and Chief Operating Officer from May 1997 to February 1998. From April 1997 to May 1997, we employed Mr. Latham as an independent consultant. From February 1996 to February 1997, Mr. Latham was Managing Director, Telecom for Bell Canada International Management Ltd., UK ("BCIM"). From April 1996 until November 1996, Mr. Latham was secunded to Mercury Communications, Limited in London, England as the Managing Director, Commercial Services. Prior to joining BCIM,

Mr. Latham spent 28 years with Bell Canada, most recently as Group Vice President ("GVP"), Gateways and Public Telephony. From July 1992 to February 1995, Mr. Latham held the positions of GVP, Business Sales and Services, and GVP, Signature Service, with responsibility for Bell Canada's business accounts. From 1986 to 1991, Mr. Latham led the development of Bell Cellular as President and Chief Executive Officer. Prior to 1986, Mr. Latham held a variety of positions with Bell Canada, including in the areas of Business Development, Customer Services, Regulatory Matters, Cost and Performance and Forecasting and Planning.

     Abdul H. Rana has been our Senior Vice President, Product Management and Development since December 1997. From January 1997 to December 1997, Dr. Rana was Vice President of Engineering and Technology Services for GE LogistiCom, where he provided technical leadership for development and launch of a low-cost mobile satellite communications product for asset management. From 1984 to 1996, Dr. Rana held several positions at GTE in the areas of product development and program management, where, among other achievements, he managed the launch of several successful commercial data and video products, was three times the recipient of the GTE Leslie Warner Award, GTE's highest technical honor, and twice the recipient of President's Awards for personal, technical and professional achievements. Prior to 1984, Dr. Rana held technical and management positions at COMSAT Labs and ENSCO Incorporated in the areas of satellite communications and signal processing. Dr. Rana received his Ph.D. in engineering in 1977 and has 20 years of engineering and product development experience in telecommunications, satellite and cellular communications and wireless data networks. Dr. Rana has published over 30 articles in professional journals and currently is a member of the Institute of Electrical and Electronics Engineers Inc.

     Andre Halley has been our Senior Vice President, International Market Development and Managing Director since April 1998. From April 1996 to April 1998, Mr. Halley was employed by both Teleglobe Canada Inc. ("Teleglobe Canada") and Teleglobe GmbH and was secunded to ORBCOMM International to provide it with management consulting services for international market development projects as Managing Director. From 1994 to 1996, Mr. Halley was Vice President, Europe, Middle East and Africa for Teleglobe Canada. From 1992 to 1994, Mr. Halley was President of Optinet Communications, a value-added carrier involved in the design, engineering and operation of multimedia networks and from 1990 to 1992, he was President of Cellular Canada, a national supplier of cellular equipment and related services. From 1986 to 1989, Mr. Halley was Vice President, Operations, Eastern Region for Bell Cellular, where he was responsible for, among other things, the expansion of Bell Cellular's client base and deployment of its system infrastructure. From 1988 to 1989, he was also President of Cellnet Canada, a Canadian association of cellular operators. Prior to 1987, Mr. Halley held various positions with Bell Canada, including Division Sales Manager, National Accounts, Sales and Marketing and Account Representative.

     Mary Ellen Seravalli has been our Senior Vice President, General Counsel and Secretary since January 1997, and from January 1996 to December 1996 she was our Vice President and General Counsel. From 1991 to 1995, Ms. Seravalli was Assistant General Counsel of Orbital and from January 1995 to December 1995 she was also a Vice President of Orbital. Prior to 1991, Ms. Seravalli was an associate in the law firm of Jones, Day, Reavis & Pogue, where she worked on mergers and acquisitions, with an emphasis on the telecommunications industry, and where she gained significant experience representing both lenders and borrowers in connection with the establishment of various types of credit facilities.

PARTNER REPRESENTATION

     Pursuant to our partnership agreement and the partnership agreements of each of ORBCOMM USA and ORBCOMM International, each general partner is represented at the meetings of the general partners by up to three authorized representatives. Each general partner may by notice to the other change its designated authorized representatives. Set forth below is information as of March 31, 1999 regarding each of the general partners' representatives.

OCC:

     David W. Thompson, 45, is a founder of Orbital and has been Chairman of the Board, President and Chief Executive Officer of Orbital since 1982. From 1981 to 1982, Mr. Thompson was Special Assistant to the President at Hughes Aircraft Company's Missile Systems Group. From 1977 to 1979, Mr. Thompson was employed by NASA at the Marshall Space Flight Center as a project manager and engineer. Prior to that, he worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory.

     Jeffrey V. Pirone, 38, has been Executive Vice President and Chief Financial Officer of Orbital since January 1998. Prior to January 1998, Mr. Pirone held a number of positions at Orbital, including Senior Vice President and Chief Financial Officer and Vice President and Controller. Mr. Pirone has also been the Vice President and Chief Financial Officer of OCC since June 1996. Prior to joining Orbital in 1991, Mr. Pirone was a Senior Manager at KPMG LLP.

     Scott L. Webster is a representative of OCC.

Teleglobe Mobile:

     Claude Seguin, 49, is Chairman of the Board and Chief Executive Officer of Teleglobe Mobile Investment Inc., the managing partner of Teleglobe Mobile. He is also the Executive Vice-President, Finance and Chief Financial Officer of Teleglobe. Mr. Seguin served the Quebec Finance Ministry as Deputy Minister from 1987 to 1992. Mr. Seguin sits on the boards of Telesystem International Wireless Corporation, Levesque Beaubien Geoffrion Inc. and La Societe generale de financement du Quebec. He is also a former governor of the Montreal Exchange and director of Caisse de depot et placement du Quebec.

     William J. Meder is a representative of Teleglobe Mobile.

     Marc J.E. Leroux, 48, has been President and Chief Operating Officer of Teleglobe World Mobility, a division of Teleglobe, since 1994. From 1992 to December 1998, Mr. Leroux also served as Vice President, Technology of Teleglobe. Prior to 1992, Mr. Leroux was Senior Manager, Services Development with Bell-Northern Research Ltd., a telecommunications research and development company.

     (b) Capital.

     Executive Officers and Directors. The following are Capital's executive officers and directors as of March 31, 1999:

        NAME               AGE              POSITION
--------------------       ---       ----------------------
Scott L. Webster           46        President and Director
Mary Ellen Seravalli       40        Secretary

     Scott L. Webster has been President and Director of Capital since July
1996.

     Mary Ellen Seravalli has been Vice President and Secretary of Capital since July 1996.

     (c) ORBCOMM Corporation.

     Executive Officers and Directors. The following are ORBCOMM Corporation's executive officers and directors as of March 31, 1999:

      NAME              AGE                          POSITION
-----------------       ---       ----------------------------------------------
                                  President, Chief Executive Officer and
Scott L. Webster        46        Director
Mary Ellen
  Seravalli             40        Secretary
David W. Thompson       45        Director
Jeffrey V. Pirone       38        Director
Claude Seguin           49        Director
William J. Meder        56        Director
Marc J.E. Leroux        48        Director

     Scott L. Webster has been President, Chief Executive Officer and Director of ORBCOMM Corporation since March 1998.

     Mary Ellen Seravalli has been Secretary of ORBCOMM Corporation since March 1998.

     David W. Thompson, Jeffrey V. Pirone, Claude Seguin, William J. Meder and Marc J.E. Leroux have each been a Director of ORBCOMM Corporation since March 1998.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation earned, awarded or paid in the fiscal years ended December 31, 1998, 1997 and 1996, as applicable, to those persons who were at December 31, 1998, our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "Named Officers").

                                                                    LONG-TERM
                                      ANNUAL COMPENSATION         COMPENSATION
                                  ----------------------------   ---------------
                                                                    NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING          ALL OTHER
  NAME AND PRINCIPAL POSITION      YEAR     SALARY     BONUS     OPTIONS/SARS(1)    COMPENSATION(2)
--------------------------------  -------  --------   --------   ---------------    ---------------
Scott L. Webster................  1998     $250,000   $287,500(3)     100,000          $ 49,575(4)
  Chairman and Chief Executive    1997(5)        --         --         30,000                --
  Officer                         1996(5)        --         --             --                --
Alan L. Parker..................  1998      219,000     73,700         10,000             7,229
  President, Global
  Development(6)                  1997      210,000     73,500             --            14,404
                                  1996      200,000     60,000             --            16,655
William J. Meder................  1998           --    235,000(7)      20,000           258,000(8)
  Vice Chairman-Strategic         1997           --         --             --            31,574(9)
  Relationships and Vice
  President,                      1996           --         --             --                --
  Strategic Relations
Robert F. Latham................  1998      220,000     73,700         40,000             7,121
  Executive Vice President and    1997(10)  108,692    157,800(11)     70,000            32,250(12)
  Chief Operating Officer         1996(5)        --         --            --                 --
Andre Halley....................  1998      170,000     59,683         20,000            17,873(13)
  Senior Vice President,          1997(5)        --         --             --                --
  International Market            1996(5)        --         --             --                --
  Development and Managing
  Director

------------------------------
 (1) Represents shares of common stock of OCC subject to options granted under the Orbital Communications Corporation 1992 Stock Option Plan (the "OCC Stock Option Plan"). Securities underlying options granted to Mr. Meder do not include securities underlying options to purchase 90,000 shares of common stock of DIS pursuant to the Dolphin Information Services, Inc. 1998 Stock Option Plan (the "DIS Stock Option Plan").

 (2) The 1998 and 1997 amounts for all officers except Mr. Meder and Mr. Halley include matching and profit sharing contributions made under our 401(k) plan and our Group Term Life Insurance premiums paid by us, respectively, in the following amounts: Mr. Webster, $3,077 and $498; Mr. Parker, 1998, $6,400 and $829, and 1997, $11,178 and $3,226; Mr. Latham, 1998, $6,400 and
     $721, 1997, $4,638 and $1,218; and Mr. Halley, $373 (Group Term Life
     Insurance premium payments only, see note 12). The 1996 amounts represent matching and profit-sharing contributions made under our 401(k) plan.

 (3) Includes an amount paid to Mr. Webster as consideration for Mr. Webster becoming our Chairman and Chief Executive Officer, as well as a year-end bonus.

 (4) This amount includes $46,000 in moving expenses paid by us.

 (5) No compensation is reported where the individual did not serve as one of our executive officers during a given fiscal year.

 (6) In February 1998, Mr. Parker ceased being our President and Chief Executive Officer and became our President, Global Development. In January 1999, Mr. Parker ceased being our President, Global Development.

 (7) Includes an amount paid to Mr. Webster as consideration for Mr. Webster becoming our Chairman and Chief Executive Officer, as well as a year-end bonus.

 (8) Of this amount, $50,000 represents consideration paid to Mr. Meder in his capacity as President of DSS, a subsidiary of ours and $208,000 represents amounts paid by us to ORBCOMM Canada pursuant to a consulting agreement dated March 18, 1998, in consideration for the services provided by Mr. Meder as our Vice Chairman-Strategic Relationships and Vice President, Strategic Relations.

 (9) Represents amounts paid to ORBCOMM Canada pursuant to a consulting agreement dated January 1998 for certain services Mr. Meder provided to us during 1997.

(10) Represents compensation beginning in May 1997 when Mr. Latham started his employment with us.

(11) Includes an amount paid to Mr. Latham as consideration for Mr. Latham becoming our President and Chief Operating Officer, as well as a year-end bonus.

(12) This amount includes $10,385 in consulting fees earned prior to Mr. Latham's employment with us, and $14,008 in moving expenses and $2,000 in legal fees paid by us.

(13) Of this amount, $17,500 was paid to Mr. Halley as additional compensation in lieu of other benefits.

OCC OPTION GRANTS IN LAST FISCAL YEAR

     Shown below is information on grants of stock options to the Named Officers pursuant to the OCC Stock Option Plan for the fiscal year ended December 31, 1998, which options are reflected in the Summary Compensation Table.

                                             INDIVIDUAL GRANTS
                       --------------------------------------------------------------   POTENTIAL REALIZED VALUE
                       NUMBER OF                                                          AT ASSUMED RATES OF
                       SECURITIES    % OF TOTAL                PRICE ON                 STOCK PRICE APPRECIATION
                       UNDERLYING    GRANTED TO    EXERCISE     DATE OF                     FOR OPTION TERM
                        OPTIONS     EMPLOYEES IN     PRICE       GRANT     EXPIRATION   ------------------------
        NAME            GRANTED     FISCAL YEAR    ($/SHARE)   ($/SHARE)      DATE          5%           10%
        ----           ----------   ------------   ---------   ---------   ----------   ----------    ----------
Scott Webster........   100,000        32.75        $26.50      $26.50      1/16/08      1,666,571     4,223,418
Alan L. Parker.......    10,000         3.28         26.50       26.50      1/16/08        166,657       422,342
William J.
  Meder(1)...........    20,000         6.55         26.50       26.50      1/16/08        333,314       844,684
Robert F. Latham.....    40,000        13.10         26.50       26.50      1/16/08        666,628     1,689,367
Andre Halley.........    20,000         6.55         39.75       39.75      2/06/08        499,971     1,267,025

------------------------------
(1) In addition to the options granted to Mr. Meder pursuant to the OCC Stock Option Plan, in December 1998, Mr. Meder also received a grant of 90,000 options pursuant to the DIS Stock Option Plan.

EMPLOYMENT ARRANGEMENTS

     Scott L. Webster was appointed our Chairman and Chief Executive Officer in February 1998. In January 1998, Mr. Webster was granted options to purchase 100,000 shares of OCC common stock at an exercise price of $26.50 per share, with one-third of such options vested on the date of grant, and one-third of such options to vest on each of the first and second anniversaries of the date of grant. The options are otherwise governed by the terms of the OCC Stock Option Plan. In July 1997, Mr. Webster was granted options to purchase 30,000 shares of common stock of OCC at an exercise price of $26.50 per share, with one-quarter of such options to vest on each of the first four anniversaries of the date of grant. In addition, in 1992, Mr. Webster was granted options to purchase 7,500 shares of common stock of OCC at exercise prices ranging from $1.50 to $4.00.

     Andre Halley became our Senior Vice President, International Market Development and Managing Director in April 1998. Prior to this date, Mr. Halley was employed by both Teleglobe Canada and Teleglobe GmbH and was secunded to ORBCOMM International to provide it with management consulting services for international market development projects as Managing Director. In February 1998, Mr. Halley was granted options to purchase 20,000 shares of OCC common stock at an exercise price of $39.75 per share, with one-half of such options vested on each of the first and second anniversaries of the date of grant.

     On May 15, 1997, we entered into an employment agreement with Robert F. Latham that sets forth the terms and conditions of Mr. Latham's employment with us. The employment agreement is for a term of three years commencing on May 15, 1997 and is automatically extended from year to year thereafter unless terminated either by us or by Mr. Latham. Pursuant to the terms of this agreement, Mr. Latham received a $75,000 signing bonus and is entitled to a base salary of $180,000 per year. In addition to the signing bonus and base salary, Mr. Latham is eligible to receive from us, among other things, an annual bonus of up to 50% of his base salary, relocation expenses of up to $50,000 and a loan of up to $50,000. Mr. Latham was also awarded options to purchase 55,000 shares of OCC common stock at a price of $26.50 per share. The options vest, pro rata, over a period of four years, with one-fourth vested on the date of grant, and are generally governed by the terms of the OCC Stock Option Plan. In the event of a termination of Mr. Latham's employment, either: (i) by us without cause (as defined in the agreement); or
(ii) by Mr. Latham within three months following a change of control (as defined in the agreement), Mr. Latham will be entitled to receive from us:

        - a lump sum severance payment of twelve months annual base salary (in the case of a termination without cause) or a lump sum severance payment of the remaining balance of Mr. Latham's base salary (in the case of a change of control);

        - accelerated vesting of OCC stock options; and

        - relocation expenses of up to $50,000.

     Pursuant to the terms of the employment agreement, Mr. Latham has an obligation not to solicit any of our employees for a period of one year following termination of his employment with us.

STOCK OPTION PLANS

     We have granted options under two separate stock option plans, the OCC Stock Option Plan and the DIS Stock Option Plan. Pursuant to the OCC Stock Option Plan, which was adopted in 1992, there are 1,100,000 shares available to be optioned and sold. Pursuant to the DIS Stock Option Plan, which was adopted in 1998, there are 3,000,000 shares available to be optioned and sold.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our partnership interests as of March 31, 1999.

                      NAME AND ADDRESS                        PARTNERSHIP INTEREST
                      ----------------                        --------------------
Orbital Communications Corporation..........................           50%
  21700 Atlantic Boulevard
  Dulles, Virginia 20166
Teleglobe Mobile Partners...................................           50%
  c/o Teleglobe Inc.
  1000, rue de La Gauchetiere ouest
  Montreal, Quebec H3B 4X5

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of ORBCOMM, OCC, Teleglobe Mobile and Orbital have entered into a series of agreements or arrangements for the development, construction, operation and marketing of the ORBCOMM system. The following paragraphs are a summary of the material provisions of certain of these agreements and are qualified in their entirety by reference to the actual agreements, which are filed as exhibits to or incorporated by reference in this report.

MASTER AGREEMENT

     As of June 30, 1993, Orbital, OCC, Teleglobe and Teleglobe Mobile entered into the Master Agreement that sets forth the principles upon which the parties have agreed to develop, construct and operate the

ORBCOMM system. The Master Agreement subsequently has been amended and restated and currently provides for the following:

     Covenants Relating to OCC.  Orbital and OCC have agreed:

        - to preserve OCC's corporate existence;

        - to use all commercially reasonable efforts to obtain and maintain all material U.S. operating licenses and permits necessary for the construction, operation and marketing of the ORBCOMM system;

        - to ensure that so long as OCC holds any FCC licenses, OCC will:

         - remain a subsidiary of Orbital, other than as a result of options exercised under the OCC Stock Option Plan;

         - carry on no business other than the construction, operation and marketing of the ORBCOMM system or businesses that are in furtherance of, or in connection with, the expansion of the ORBCOMM system; or

         - remain the sole holder of all FCC licenses required for the construction, launch and operation of the ORBCOMM system (other than FCC licenses for individual user transceivers and FCC licenses held by us);

        - subject to certain exceptions, that OCC will not grant, create, assume, incur or suffer to exist any lien affecting OCC or any of its property, rights, revenues or assets and that in no circumstances will OCC grant, create, assume, incur or suffer to exist any lien on any FCC licenses held by OCC;

        - subject to certain exceptions, that Orbital will not dispose of any debt interest in OCC and that OCC will not sell, transfer, convey, lease or otherwise dispose of any assets;

        - that OCC will not consolidate, merge or amalgamate with any other person;

        - subject to certain exceptions in accordance with the Definitive Agreements (as defined), that Orbital and OCC will not create, amend or repeal any by-laws or modify the OCC certificate of incorporation;

        - subject to certain exceptions in accordance with the Definitive Agreements, that OCC will not make any loans or give any financial guarantees for the obligations of any other party; and

        - that Orbital and OCC will not make any assignment for the benefit of creditors or subject OCC to any proceedings under any bankruptcy or insolvency law or take steps to wind up or terminate OCC's corporate existence or engage in any financial restructuring.

     Covenant Relating to Teleglobe Mobile. Teleglobe and Teleglobe Mobile have agreed to preserve Teleglobe Mobile's corporate existence.

     Guarantees. Teleglobe has unconditionally and absolutely guaranteed the full and punctual payment of all of Teleglobe Mobile's payment obligations under the Definitive Agreements to which Teleglobe Mobile is a party. Orbital has unconditionally and absolutely guaranteed the full and punctual payment of all of OCC's payment obligations under the Definitive Agreements to which OCC is a party.

     Change of Control. In the event of a Change of Control (as defined in the Master Agreement) of Orbital or Teleglobe (the "Change of Control Party"), Teleglobe Mobile or OCC, as the case may be (the "Non-Change of Control Party"), has the option:

        - for a period of 180 days from such Change of Control (the "Option Period") to require the Change of Control Party to purchase the Non-Change of Control Party's interest in us at an aggregate price equal to the greater of:

         - the Non-Change of Control Party's aggregate Unrecouped Capital Preferences (as defined in the Master Agreement) in such partnerships; and

         - the Non-Change of Control Party's direct and indirect Participation Percentage (as defined in the Master Agreement) in each such partnership multiplied by the fair market value (as defined in the Master Agreement) of each such partnership; or

        - to cause our General Partners to adopt a resolution providing that, in the event there is a deadlock on a matter requiring the approval of a Majority in Interest (as defined in the Master Agreement) of the Partners, our President shall be entitled to decide on such matter by way of casting a vote or otherwise, as deemed appropriate by the Non-Change of Control Party, notwithstanding any contrary provision set forth in the Partnership Agreement. Subject to the receipt of all necessary government approvals, upon a Change of Control of Orbital, Orbital agrees to cause OCC to transfer to us all FCC licenses then held by OCC relating to the construction, launch or operation of the ORBCOMM system.

SYSTEM CONSTRUCTION AGREEMENT

     Under the terms of the System Construction Agreement, restated as of September 12, 1995 and subsequently amended, we have agreed to develop, construct, deploy, manage and operate, subject to OCC's ultimate control, the ORBCOMM System satellites and the System Assets, in consideration for which OCC is obligated to remit to us, on a quarterly basis, a system charge calculated in accordance with our partnership agreement, provided, however, that, if the output capacity charge for any quarter is less than 1.15% of Total Aggregate Revenues, then OCC shall not be required to pay any portion of the system charge for such calendar quarter.

     OCC has granted to us under the System Construction Agreement the right to market, sell, lease and franchise all output capacity outside the United States.

     We have agreed to indemnify OCC from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items constructed by us pursuant to the authority granted in the System Construction Agreement, but only to the same extent as the indemnification received by us from Orbital pursuant to the Procurement Agreement.

PROCUREMENT AGREEMENT

     As of September 12, 1995, we entered into the Procurement Agreement with Orbital pursuant to which Orbital has undertaken the overall design, development, construction, integration, test and operation of the ORBCOMM system. The Procurement Agreement was the result of arm's-length negotiations between Orbital and Teleglobe Mobile that took place prior to Teleglobe Mobile's decision to exercise an option to invest an approximately $75,000,000 in additional equity in us. The Procurement Agreement has subsequently been amended and currently provides for the following:

     Under the Procurement Agreement, Orbital will develop, construct and deliver and launch 34 ORBCOMM satellites (28 of which have been successfully launched) and complete the construction and design of the U.S. Ground Segment. Under the Procurement Agreement, we expect Orbital to launch seven additional satellites using a single Pegasus launch vehicle in 1999. Orbital will also provide in-orbit check-out support for up to 120 days after such satellite launch.

     We have agreed to pay Orbital approximately $196,400,000 for satellite construction, launch services and other work specified in the Procurement Agreement, not including certain incentive fees. On execution of the Procurement Agreement, we paid to Orbital approximately $17,000,000 representing reimbursement for certain costs incurred through the date thereof. Under the Procurement Agreement, Orbital is entitled to invoice us monthly for a maximum of 90% of certain costs incurred during each month. The remaining ten percent of costs incurred in any month may be invoiced only on completion of certain specified project milestones referred to in the Procurement Agreement as Category B Milestones.

     The remaining balance of the fixed price contract amount is generally allocated to Category A Milestones as defined in the Procurement Agreement. In the event that Orbital fails to achieve any Category A Milestone on or before the scheduled completion date, we are relieved of our obligation to pay the applicable amounts specified for such Category A Milestone until such time as Orbital achieves such Category A Milestone or obtains a waiver in writing from ur for such achievement; provided, however, that Orbital's failure to timely complete any milestone shall not relieve us of our obligation to pay for other achieved milestones.

     Incentive Payments. In addition to the above prices for work and service, Orbital is entitled to receive certain in-orbit performance incentive payments. Payments are to be made on a per-plane basis with the incentive to be earned monthly for each complete month that there are a specified minimum number of working satellites in the plane. The minimum number of working satellites in a plane is seven during the first 30 months of the in-orbit performance incentive period and six during the second 30 months of the in-orbit performance period.

     Regulatory Matters. Under the terms of the Procurement Agreement, Orbital is required to use all commercially reasonable efforts directly or through OCC:

        - to obtain and maintain the required U.S. regulatory authority needed to construct, launch and operate the satellites and operate the ORBCOMM system;

        - to obtain and maintain FCC regulatory authority for the operation of subscriber units for use in connection with the ORBCOMM system; and

        - to take reasonable actions in any regulatory proceedings to defend any claims against any regulatory authority granted to Orbital or OCC in connection with the ORBCOMM system or to oppose any application by competing systems that use frequencies below 1 GHz.

     We have agreed to pay or reimburse Orbital or OCC for all out-of-pocket expenses and internal costs incurred in connection with Orbital's or OCC's efforts.

     Delivery; Title and Risk of Loss. Under the Procurement Agreement, with respect to a satellite launch using the Pegasus launch vehicle, delivery of the launch vehicle and satellites occurs on separation of the launch vehicle from Orbital's L-1011 aircraft. With respect to a satellite launch using a Taurus launch vehicle, delivery of the satellites occurs on intentional ignition of the Taurus launch vehicle. At such time, title to and risk of loss or damage passes to us and our sole remedy for launch failure, defects, failures to conform to applicable specifications or any other requirements is limited to:

        - non-payment to Orbital of the specified milestone payment and any satellite performance incentive payment; and

        - termination of the Procurement Agreement.

     Limitation of Liability. Under no circumstances, regardless of fault, shall Orbital be liable for any damage greater than $10,000,000 excluding:

        - any unpaid portion of Category A Milestone payments; and

        - any unpaid portion of the in-orbit performance incentive payment.

     Stop Work. We may at any time by written order to Orbital require Orbital to stop all or any part of the work called for by the Procurement Agreement for a period of 60 days or for any further period to which the parties may agree. Within a period of 60 days after a stop-work is delivered to Orbital, or within any extension of that period to which the parties agree, we will either cancel the stop-work order and make an equitable adjustment to the Procurement Agreement for the delay or terminate the work as provided in the Procurement Agreement or if Orbital otherwise agrees to terminate.

     Intellectual Property. In general, all designs, inventions, processes, technical data, drawings and/or confidential information related to the satellites, launch vehicle launch services, the Network Control Center and U.S. Gateway Earth Stations are the exclusive property of Orbital and its subcontractors. All rights, title and interest in and to all underlying intellectual property relating to the work to be performed pursuant to the

Procurement Agreement will remain exclusively in Orbital and its subcontractors, notwithstanding Orbital's disclosure of any information or delivery of any data items to us or our payment to Orbital for engineering or non-recurring charges. We will not use or disclose such information or property to any third party without the prior written consent of Orbital.

     Termination. We may, by written notice of termination to Orbital, terminate the Procurement Agreement upon the failure of Orbital:

        - to achieve any of the Category A Milestones within 56 weeks after the scheduled completion date set forth in the Milestone Payment Schedule (as defined in the Procurement Agreement) provided that scheduled completion dates can be extended by any excusable delays as a result of a force majeure event; or

        - to comply in any material respect with any of the provisions of the Procurement Agreement and to correct such failure, within 60 days from the date of Orbital's receipt of written notice thereof from us, setting forth in detail our basis for termination of the Procurement Agreement.

     New Procurement Agreement. We have negotiated a new procurement agreement with Orbital under which we will procure, at a minimum, eight additional satellites and two separate Pegasus launch vehicles, at a total cost of approximately $70,000,000. In addition, under the agreement we have the option to procure up to 22 additional satellites and associated launch services using the Pegasus launch vehicle. Amounts due under this agreement are payable by us as work is performed by Orbital.

SYSTEM CHARGE AGREEMENT

     OCC and ORBCOMM USA have entered into the System Charge Agreement, restated as of September 12, 1995, for the purpose of providing for the use by ORBCOMM USA of all of the output capacity of the ORBCOMM system within the United States and for the exclusive use by ORBCOMM USA of certain System Assets located within the United States. The term of the System Charge Agreement commenced on June 30, 1993 and continues until June 30, 2013.

     Exclusive Use of U.S. System Capacity. OCC has granted to ORBCOMM USA the exclusive right in the United States to market, sell, lease and franchise all ORBCOMM system output capacity and exclusive use of the System Assets located in the United States. ORBCOMM USA is permitted to grant ORBCOMM International use of the U.S. Gateway for the limited purpose of operating the ORBCOMM system in Canada, Mexico and any other country proximate to the United States. Notwithstanding these provisions of the System Charge Agreement, OCC has retained all rights in and to, and ORBCOMM USA has been granted no rights to, the ORBCOMM system.

     Output Capacity Charge. In consideration of the grant by OCC to ORBCOMM USA of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the United States, ORBCOMM USA agrees:

        - within 30 days of the end of each calendar quarter, to notify OCC of the total aggregate revenues invoiced by it during such calendar quarter; and

        - to remit to OCC 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM USA retains sole discretion to set the fees to be paid by its subscribers, VARs and International Licensees for use of the ORBCOMM system.

     Indemnification. OCC and ORBCOMM USA agree to indemnify, defend and hold harmless each other and their respective successors and assigns against any liability, damage, loss or expense incurred by or imposed upon them in connection with any claims, suits, actions, demands or judgments arising out of any breach of the party's obligations under the System Charge Agreement. In addition, OCC agrees to indemnify and hold harmless ORBCOMM USA and its respective successors and assigns from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items OCC has authorized ORBCOMM USA to use under the System Charge Agreement (but only to the same extent as the indemnification received by OCC from ORBCOMM, if any, under the terms of the System Construction Agreement).

INTERNATIONAL SYSTEM CHARGE AGREEMENT

     ORBCOMM, ORBCOMM International and Teleglobe Mobile have entered into the International System Charge Agreement, restated as of September 12, 1995, for the purpose of our granting to Teleglobe Mobile the exclusive right in the all areas outside the United States to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the non-U.S. area. Teleglobe Mobile, in turn, has granted to ORBCOMM International the exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMMsystem output capacity and exclusive use of the System Assets located in the Non-U.S. Area. OCC ultimately has retained all rights in and to, and neither Teleglobe Mobile nor ORBCOMM International has been granted rights to, the ORBCOMM system.

     System Charge. In consideration of the grant to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the Non-U.S. Area, Teleglobe Mobile agrees to remit to ORBCOMM Teleglobe Mobile's allocated portion of the System Charge for that calendar quarter calculated in accordance with our partnership agreement. If the International Output Capacity Charge for such calendar quarter is less than 1.15% of Total Aggregate Revenues, then Teleglobe Mobile is not required to pay any portion of the System Charge for such calendar quarter.

     International Output Capacity Charge. In consideration of the grant by Teleglobe Mobile to ORBCOMM International of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the non-U.S. area, ORBCOMM International agrees:

        - within 30 days of the end of each calendar quarter, to notify us of the total aggregate revenues invoiced by it during such calendar quarter; and

        - to remit to Teleglobe Mobile 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM International retains sole discretion to set the fees to be paid by its subscribers, VARs and International Licensees for use of the ORBCOMM system.

     Indemnification. With regard to patent infringement claims, we agree to defend, indemnify and hold harmless Teleglobe Mobile and ORBCOMM International and their respective successors and assigns from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items we have authorized Teleglobe Mobile and ORBCOMM International to use under the International System Charge Agreement but only to the same extent as the indemnification received by us from Orbital, if any, under the Procurement Agreement.

PROPRIETARY INFORMATION AND NON-COMPETITION AGREEMENT

     ORBCOMM, Orbital, OCC, Teleglobe and Teleglobe Mobile have entered into the Proprietary Information and Non-Competition Agreement to protect any confidential and proprietary information that may be disclosed to one another in connection with the development, construction, operation and marketing of the ORBCOMM system. The parties to the agreement that are in receipt of proprietary information agree that they will not, during and for a period of five years after the term of the agreement, use, disclose or otherwise disseminate such proprietary information to any person or make any use of the proprietary information for their own benefit or for the benefit of any other person. Orbital and Teleglobe entered into the agreement for the additional purpose of prohibiting direct competition between the two entities in the provision of certain LEO satellite services during the term of the agreement and for a period of one year thereafter.

     Orbital and Teleglobe agree that for the duration of the agreement and for one year thereafter, they will not, directly or indirectly or in any capacity:

        - except in connection with the fulfillment of their respective obligations under any of the Definitive Agreements, carry on, engage, participate, invest or have an equity or any financial interest in the marketing, construction, development or management of any business or enterprise that competes with Orbital or Teleglobe or their respective affiliates in offering commercial, LEO, non-voice satellite communications services operating in the 137-150 MHz band or such other frequency allocated to the Little LEO MSS below 1 GHz, provided, however, that OCC and Orbital are permitted to:

         - sell satellites, launch vehicles, launch services and communications services to non-commercial entities without limitation; and

         - provide all other entities up to two satellites every two years and launch vehicles or launch services for up to two satellites every two years;

        - assist in or influence the hiring by any person who competes with Orbital or Teleglobe or their respective affiliates of any salesman, distributor, or employee of Orbital or Teleglobe or their respective affiliates, or otherwise cause any person having a business relationship with Orbital or Teleglobe or their respective affiliates to sever such relationship; or

        - employ any person to work on or represent the ORBCOMM system who will also work on or represent another mobile communications system, without first notifying our President.

     Neither of Orbital or Teleglobe will be in default of its obligations under this portion of the Proprietary Information and Non-Competition Agreement by virtue of holding for portfolio purposes as a passive investor no more than five percent of the issued and outstanding public equity securities of a corporation.

     Indemnification. Orbital and Teleglobe agree to indemnify and save harmless one another and their respective affiliates and representatives (an "indemnified party") from and against any claims, demands, actions, causes of action, judgments, damages, losses, liabilities, costs or expenses that may be made against any of them as a result of, arising out of or relating to any violation, contravention or breach of the Proprietary Information and Non-Competition Agreement by a party who is not an indemnified party.

     Termination. The Proprietary Information and Non-Competition Agreement will terminate on the earlier of OCC or Teleglobe Mobile ceasing to be both a general partner and a limited partner of ours.

AMENDED AND RESTATED ADMINISTRATIVE SERVICES AGREEMENT

     As of January 1, 1997, we entered into an Amended and Restated Administrative Services Agreement with Orbital (the "Administrative Services Agreement") that sets forth the terms on which Orbital has agreed to provide office space and certain administrative and other services to us. The Administrative Services Agreement currently provides for the following:

     Under the terms of the Administrative Services Agreement, Orbital has agreed to provide us with defined office space for a total price per month that is based on our occupied useable square footage as a percentage of total useable square footage in any Orbital facility occupied by us, and is equal to our pro rata portion of all Orbital's monthly costs and expenses relating to the applicable facility, including but not limited to rent, mortgage (including interest), operating expenses, taxes, building maintenance, utilities, janitorial services, landscaping, management fees and leasehold improvement amortization for interior buildout. Orbital also has agreed to provide us with certain use and occupancy services on a cost reimbursable basis (as specified therein). The use and occupancy services to be provided by Orbital include management information systems services, security and facilities support, telephone switchboard and communication services, employee training services and other support services. Finally, Orbital has agreed to provide various administrative and executive management services to us on a cost reimbursable basis (as specified therein). The administrative and executive management services to be provided by Orbital include accounting support, payroll processing, miscellaneous purchasing services, personnel services and other administrative services.

     Orbital also has agreed to provide to us certain insurance on a cost reimbursable basis, including property and casualty insurance, auto liability insurance, general liability insurance, fiduciary liability insurance, employee dishonesty insurance, transit insurance and aviation products insurance. Orbital shall be required to provide such insurance to us until such time as we can commercially procure its own insurance at a rate comparable to Orbital's, or until such time as our partners determine that we should procure our own insurance.

     We have agreed to indemnify Orbital, its directors, officers or employees against any liability in connection with any actions arising out of the performance of the services except to the extent that such liability arises from Orbital's gross negligence or willful misconduct.

     The Administrative Services Agreement continues in effect so long as any of the categories of office space or administrative services are being provided by Orbital, provided that we have the right to terminate any or all of the administrative services being provided by Orbital on 90 days prior written notice to Orbital, and provided further that we have the right to terminate the provision by Orbital of any office space occupied by us only upon the expiration of the lease relating to such office space.

ORBCOMM CANADA CONSULTING AGREEMENT

     As of March 18, 1998, we entered into a Consulting Agreement with ORBCOMM Canada, which provides that ORBCOMM Canada will furnish us with certain business and industry consultancy services including:

        - arranging meetings with senior executives of Fortune 100 companies with the objective of developing business relationships for our services;

        - providing advice and counsel to our marketing executives to build and extend our business partner relationships;

        - acting as the executive contact for certain application developers, manufacturers and related vendors;

        - providing advice and counsel to our management as it develops and improves business processes, with a particular focus on sales and pricing policies and practices; and

        - establishing strategic relationships with key partners on a global basis.

     In consideration for these consultancy services, we agreed to pay ORBCOMM Canada one thousand dollars per day, not to exceed four thousand dollars in any calendar week. Either party may terminate the Consulting Agreement by giving ten days written notice to the other party.

RESELLER AGREEMENT WITH ORBITAL

     On March 3, 1997, we entered into a Reseller Agreement with Orbital. The agreement has subsequently been amended and currently provides, subject to certain exclusions, for a grant by us to Orbital of a non-exclusive right to market and resell our products and services for Intelligent Transportation System monitoring, tracking and messaging applications to Federal, state and local government and commercial accounts. The agreement provides that Orbital will pay us an activation fee for each new subscriber and monthly access and usage fees for each new and current subscriber solicited by Orbital to use the ORBCOMM system.

     The term of the agreement is for one year renewable automatically for additional terms of one year each unless either party gives 60 days' written notice to the other party.

SERVICE LICENSE AGREEMENTS WITH ORBCOMM CANADA

     On December 19, 1995, we entered into a Service License Agreement with an International Licensee, ORBCOMM Canada, a majority-owned subsidiary of Teleglobe. Under the terms of this agreement, which provides for an initial ten year term and is renewable for up to an additional ten years, we granted to the International Licensee an exclusive license to market our services throughout its territory and a nonexclusive license to market our services in international waters.

     The agreement provides that the International Licensee will obtain the necessary regulatory approvals, procure the necessary ground infrastructure and use commercially reasonable efforts to advertise, promote and market the ORBCOMM system throughout the territory. In addition, the International Licensee has agreed to pay certain license fees according to the provisions of the agreement. Finally, the International Licensee pays to ORBCOMM a monthly satellite usage fee based on the greater of a percentage of gross operating revenues and a data throughput fee.

SUBSCRIBER UNIT MANUFACTURE AGREEMENT WITH MAGELLAN

     As of July 31, 1996, and for a ten-year term, we entered into a Subscriber Unit Manufacture Agreement with Magellan, a majority-owned subsidiary of Orbital. Under the terms of the agreement, Magellan agrees to manufacture, distribute and service subscriber units to be used with the ORBCOMM system according to our specifications and technical requirements. Under the terms of the agreement, we authorize Magellan to use our subscriber unit software in subscriber units Magellan offers for sale to us or to any other buyer. We also authorize Magellan to manufacture and sell subscriber units that have been type approved by us. Under the terms of the agreement, we do not remit any payments to Magellan for the development, manufacture or delivery of any subscriber units not specifically purchased by us. Moreover, the agreement provides that Magellan shall pay us a per-subscriber unit royalty for each unit that Magellan sells.

                           THE PARTNERSHIP AGREEMENTS

     The following paragraphs are a summary of certain provisions of the Partnership Agreements, restated as of September 12, 1995, of each of ORBCOMM, ORBCOMM USA, and ORBCOMM International and such summary is qualified in its entirety by reference to such Partnership Agreements. Each of the Partnership Agreements are substantially identical. Unless otherwise described herein, references to the "Partnership" constitute references to ORBCOMM, ORBCOMM USA and ORBCOMM International, collectively, and references to the "Partnership Agreement" constitute references to the Partnership Agreements of ORBCOMM, ORBCOMM USA and ORBCOMM International, collectively.

     Organization and Duration. The Partnership will dissolve on December 31, 2013, unless sooner dissolved on the written consent of all of the General Partners or upon removal, withdrawal, resignation, liquidation or bankruptcy of the last remaining General Partner (unless a new General Partner is appointed within 90 days with the unanimous consent of the remaining partners).

     General Partners; Management. OCC and Teleglobe Mobile are our general partners. ORBCOMM and OCC are the general partners of ORBCOMM USA and ORBCOMM and Teleglobe Mobile are the general partners of ORBCOMM International. The management of the Partnership is the exclusive responsibility of the General Partners and, except as provided by law or except as specified in the Partnership Agreement and summarized below, the act of the General Partners holding a majority of the Participation Percentages of the Partnership (a "Majority in Interest") is the act of the Partnership.

     The Partnership Agreement provides for meetings of the General Partners to be called by any General Partner. It is the current practice of the Partnerships to hold regular meetings of the General Partners on at least a quarterly basis. Each General Partner is represented at the meetings by up to three authorized representatives, although one representative of each general partner is entitled to vote such General Partner's Participation Percentage.

     The Partnership Agreement provides for the election of officers to provide for the day-to-day operation of the Partnership. Officers are nominated by the President of the Partnership and elected by the General Partners. Officers exercise the authority granted to such officers by the General Partners. Under the terms of the ORBCOMM Partnership Agreement, the General Partners are required to appoint one or more officers to have authority to act for the Partnership with respect to the Procurement Agreement. Officers are subject to removal for any reason by approval of the General Partners.

     Certain Actions. Under the Partnership Agreement, the approval of at least 86% of the Participation Percentages held by the General Partners is required to:

        - transfer all or substantially all the assets of the Partnership;

        - merge or consolidate the Partnership with any other person;

        - permit the entry by the Partnership into any additional lines of business;

        - admit any new Partner to the Partnership;

        - subject to certain exceptions in furtherance of the business of the Partnership, cause the Partnership to borrow any amount on a recourse basis or any amount in excess of $5,000,000 on a non-recourse basis;

        - subject to certain exceptions set forth in the Partnership Agreement, enter into any transaction with an affiliate of a General Partner (excluding the Definitive Agreements);

        - select or remove the independent certified public accountant for the Partnership or adopt, or modify in any material respect, any significant accounting policy or tax policy;

        - make on behalf of the Partnership an assignment for the benefit of creditors, decide on behalf of the Partnership to subject the Partnership to any proceedings under any bankruptcy or insolvency law, decide to avail the Partnership of the benefit of any other legislation for the benefit of debtors, or take steps to wind up or terminate the existence of the Partnership;

        - delegate any of the powers of the Partnership;

        - determine the value of the Partnership for purposes of the Master Agreement; and

        - amend any provision of the Partnership Agreement.

     No amendment to the Partnership Agreement may:

        - decrease the capital account or increase the amount required to be contributed by a Partner without the consent of such Partner; or

        - amend the provisions of, or adopt any provisions inconsistent with, Sections 6.2, 6.3 and 6.4 of the Partnership Agreement, which provisions regard super-majority approval requirements for certain actions of the Company, enforcement of the Definitive Agreements and meetings of the General Partners, respectively.

     The Partnership Agreement also provides that:

        - any action of the Partnership with respect to the enforcement by it of its rights under any Definitive Agreement or other contract or agreement to which any General Partner or any affiliate thereof is a party with respect to a breach, default or dispute by such General Partner or affiliate, requires the approval of General Partners having a majority of the Participation Percentages held by the General Partners other than such General Partner; and

        - subject to the limitations set forth in above, in the event that a Majority in Interest of the General Partners, each acting in the best interests of the Partnership, shall be unable to agree on exercising or enforcing the rights of the Partnership under the Procurement Agreement including, without limitation, the rights to exercise the options thereunder, to stop work, to request changes and to send notices to preserve or exercise any such rights, then the President of the Partnership shall decide on the appropriate action with respect to such rights, and the Partnership shall then act upon such decision.

     The Partnership Agreement also provides that so long as we hold voting rights in either of ORBCOMM USA or ORBCOMM International, each General Partner shall be entitled to exercise directly a fraction of our rights determined by dividing such General Partner's Participation Percentage by the total Participation Percentages held by all General Partners.

     Capital Contributions. Pursuant to the terms of the Partnership Agreement, OCC is obligated to contribute up to approximately $75,000,000, and Teleglobe Mobile is obligated to contribute up to approximately $85,000,000, of capital to ORBCOMM, all of which has been contributed.

     Under the terms of the ORBCOMM USA Partnership Agreement, OCC and ORBCOMM together were obligated to contribute nominal capital to ORBCOMM USA in the amount of $10,000. Under the terms of the ORBCOMM International Partnership Agreement, Teleglobe Mobile and ORBCOMM together were obligated to contribute nominal capital to ORBCOMM International in the amount of $10,000 in the aggregate. Pursuant to a resolution adopted by our General Partners on September 12, 1995, we agreed that we would provide interest-free loans to each of ORBCOMM USA and ORBCOMM International in an amount equal to their monthly net cash requirements so long as such cash requirements are generally in accordance with a budget approved by us or our executive management.

     System Charge. The Partnership Agreement provides for the remittance of the system charge by OCC and Teleglobe to ORBCOMM each calendar quarter. OCC's allocated portion of the system charge for a calendar quarter is equal to the output capacity charge for such calendar quarter minus 1.15% of the Total Aggregate Revenues. Teleglobe Mobile's allocated portion of the system charge for a calendar quarter is equal to the international output capacity charge for such calendar quarter minus 1.15% of the Total Aggregate Revenues.

     Indemnification. The Partnership has agreed to indemnify its General Partners and all of their respective officers, directors, partners, employees, and agents (each an "Indemnitee") from and against any and all claims or liabilities arising out of or in connection with any action taken or omitted by the General Partners or the officers of the Partnership pursuant to authority granted by the Partnership Agreement so long as such Indemnitee's conduct did not constitute gross negligence, willful or wanton misconduct or bad faith. The Partnership Agreement further provides that the General Partners and all of their respective officers, directors, partners, employees and agents (each a "General Partner Person") will not be liable to the Partnership or the limited partners for any act or omission by such General Partner Person, except as such act or omission results from gross negligence, willful or wanton misconduct or bad faith.

     Liquidation and Distribution of Proceeds. Upon the dissolution of the Partnership, the General Partners, or, in the case of the removal, withdrawal, resignation, liquidation or bankruptcy of the last remaining General Partner, one of the limited partners elected by a majority vote of the limited partners, shall act as liquidator to wind up the Partnership. The liquidator shall have full power and authority to sell, assign and encumber any or all of the Partnership's assets and to wind up and liquidate the affairs of the Partnership in an orderly and business-like manner. All proceeds from liquidation shall be distributed in the following order of priority:

        - to the payment of the debts and liabilities of the Partnership and expenses of liquidation;

        - to the setting up of such reserves as the liquidator may reasonably deem necessary for any contingent liability of the Partnership; and

        - the balance to the Partners in the proportions of their positive capital account balances, if any (determined after taking into account all allocations of net income and net loss for the year of liquidation).

     Allocations and Distributions. Allocations of Net Income and Net Loss of the Partners shall generally be allocated to the capital accounts of Partners in proportion to their participation percentage. Except as set forth below, or in the case of liquidating distributions, the amount and timing of distributions by the Partnership are determined in the discretion of the General Partners. All distributions will be made to Partners first to return to the Partners their capital preference and, thereafter, to the Partners in proportion to their participation percentages. The Partnership Agreement provides for a minimum distribution each year in an amount sufficient to ensure that each Partner shall have received at least an amount equal to the product of:

        - 40% multiplied by

        - the lesser of:

         - such Partner's distributive share of the Partnership's taxable income for the preceding year, and

         - the excess, if any, of cumulative Net Income over cumulative Net Loss allocated to such Partner since the inception of the Partnership.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

         The Financial Statements listed in the index to the Financial Statements that appears on page 40 of this Report on Form 10-K are filed as part of this Report.

      2. Financial Statement Schedules

         Financial statement schedules have been omitted because they are inapplicable or are not required.

  (b)   Reports on Form 8-K

        On February 2, 1999, ORBCOMM and Capital filed a Report on Form 8-K in connection with the solicitation of consents of the holders of the Notes (the "Holders") to make certain changes to the Indenture governing the Notes. On February 16, 1999, ORBCOMM and Capital filed a Report on Form 8-K reporting that they had received the consents of the requisite number of Holders to make certain changes to the Indenture.

  (c)   Exhibits.

   3          Organizational Documents.
   3.1(a)     Certificate of Limited Partnership of ORBCOMM.
   3.2(a)     Restated Agreement of Limited Partnership of ORBCOMM.
   3.2.1(d)   Amendment No. 1 to Restated Agreement of Limited Partnership
              of ORBCOMM dated December 2, 1996.
   3.3(a)     Certificate of Limited Partnership of ORBCOMM USA.
   3.4(a)     Restated Agreement of Limited Partnership of ORBCOMM USA.
   3.5(a)     Certificate of Limited Partnership of ORBCOMM International.
   3.6(a)     Restated Agreement of Limited Partnership of ORBCOMM
              International.
   4(a)       Indenture, dated as of August 7, 1996, by and among ORBCOMM,
              Capital, ORBCOMM USA, ORBCOMM International, OCC, Teleglobe
              Mobile and Marine Midland Bank.
  10          Material Contracts.
  10.2(a)     Pledge Agreement, dated as of August 7, 1996, by and among
              ORBCOMM, Capital, and Marine Midland Bank as Collateral
              Agent.
  10.3(a)     International System Charge Agreement, restated as of
              September 12, 1995, by and among ORBCOMM, Teleglobe Mobile and ORBCOMM International.
  10.4(a)     Master Agreement, restated as of September 12, 1995, by and among ORBCOMM, Orbital, ORBCOMM, Teleglobe and Teleglobe
              Mobile.
  10.4.1(b)   Amendment No. 1 to Master Agreement, dated as of February 5,
              1997 by and among OCC, Orbital, Teleglobe and Teleglobe
              Mobile.

  10.5(a)     Procurement Agreement, dated as of September 12, 1995, by
              and between ORBCOMM and Orbital (provided that Appendix I is incorporated by reference to Exhibit 10.24.6 to the
              Quarterly Report on Form 10-Q for the Quarter Ended June 30,
              1993 filed by Orbital on August 13, 1993).
  10.5.1(c)   Amendment No. 1 to Procurement Agreement dated December 9,
              1996 between Orbital and ORBCOMM.
  10.5.2(b)   Amendment No. 2 to Procurement Agreement dated March 24,
              1997 between Orbital and ORBCOMM.
  10.5.3(e)   Amendment No. 3 to ORBCOMM System Procurement Agreement,
              dated as of March 31, 1998 by and between ORBCOMM and
              Orbital.
  10.5.4(e)   Amendment No. 4 to ORBCOMM System Procurement Agreement,
              dated as of March 31, 1998 by and between ORBCOMM and
              Orbital.
  10.5.5*     Amendment No. 5 to ORBCOMM System Procurement Agreement,
              dated as of July 30, 1998 by and between ORBCOMM and
              Orbital.
  10.5.6*     Amendment No. 6 to ORBCOMM System Procurement Agreement,
              dated as of September 21, 1998 between ORBCOMM and Orbital.
  10.5.7*     Amendment No. 7 to ORBCOMM System Procurement Agreement,
              dated as of December 31, 1998 by and between ORBCOMM and
              Orbital.
  10.6(a)     Proprietary Information and Non-Competition Agreement,
              restated as of September 12, 1995, by and among ORBCOMM,
              Orbital, OCC, Teleglobe, Teleglobe Mobile, ORBCOMM USA, and
              ORBCOMM International.
  10.7(a)     System Charge Agreement, restated as of September 12, 1995, by and between OCC and ORBCOMM USA.
  10.8(a)     System Construction Agreement, restated as of September 12,
              1995, by and between ORBCOMM and OCC.
  10.9(a)     Amendment No. 1 to System Construction Agreement, dated as of July 1, 1996, by and between ORBCOMM and OCC.
  10.10(a)    Service License Agreement, dated as of December 19, 1995,
              between ORBCOMM International and ORBCOMM Canada Inc.
  10.12(a)    Service License Agreement, dated as of October 15, 1996,
              between ORBCOMM International and European Company for
              Mobile Communicator Services, B.V., ORBCOMM Europe.
  10.14(a)    Ground Segment Facilities Use Agreement, dated as of
              December 19, 1995, between ORBCOMM International and ORBCOMM
              Canada Inc.
  10.15(a)    Ground Segment Procurement Contract, dated as of October 15,
              1996, between ORBCOMM International and European Company for
              Mobile Communicator Services, B.V., ORBCOMM Europe.
  10.16(f)    Orbital Communications Corporation 1992 Stock Option Plan.
  10.17(f)    Amended and Restated Administrative Services Agreement,
              dated as of January 1, 1997 by and between ORBCOMM and
              Orbital.
  10.19(f)    Subscriber Communicator Manufacture Agreement dated as of
              July 31, 1996 by and between ORBCOMM and Magellan
              Corporation.
  10.20(f)    Reseller Agreement dated as of March 3, 1997 by and between
              ORBCOMM USA and Orbital Sciences Corporation (the "Reseller
              Agreement").
  10.20.1(f)  Amendment No. 1 to the Reseller Agreement dated as of
              September 2, 1997.
  10.21(f)    Employment Agreement dated as of May 15, 1997 by and between
              ORBCOMM and Robert F. Latham.
  10.22(f)    Consulting Agreement dated as of March 18, 1998 by and
              between ORBCOMM and ORBCOMM Canada Inc.
  10.23*      Dolphin Information Services, Inc. 1998 Stock Option Plan
  21*         Subsidiaries of the Registrants.
  27*         Financial Data Schedule.

---------------

 *  Filed herewith.

(a) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-4, as amended (Reg. No. 333-11149).

(b) Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed by us on May 14, 1997.

(c) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by us on March 28, 1997.

(d) Incorporated by reference to Exhibit 10.16.1 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Orbital 1996 Form 10-K") of Orbital, filed by Orbital on March 27, 1997.

(e) Incorporated by reference to the identically numbered exhibit to Amendment No. 1 to our Registration Statement on Form S-1, as amended (Reg. 333-50599).

(f) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed by us on March 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HERNDON, COMMONWEALTH OF VIRGINIA, ON MARCH 31, 1999.

                                          ORBCOMM GLOBAL, L.P.

                                          By: ORBITAL COMMUNICATIONS
                                            CORPORATION, a general partner

                                          By:     /s/ SCOTT L. WEBSTER
                                            ------------------------------------
                                                     Scott L. Webster,
                                                         President

                                          By: TELEGLOBE MOBILE PARTNERS,
                                            a general partner

                                          By: TELEGLOBE MOBILE INVESTMENT INC.,
                                            its managing partner

                                          By:       /s/ CLAUDE SEGUIN
                                            ------------------------------------
                                                       Claude Seguin
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ SCOTT L. WEBSTER                      Chief Executive Officer of ORBCOMM      March 31, 1999
-----------------------------------------------------                Global, L.P.
                  Scott L. Webster                           (Principal Executive Officer)

                  /s/ JAMES SWOBODA                          Vice President and Corporate         March 31, 1999
-----------------------------------------------------                 Controller
                    James Swoboda                          (Principal Financial Officer and
                                                             Principal Accounting Officer)

                /s/ DAVID W. THOMPSON                      Director, Orbital Communications       March 31, 1999
-----------------------------------------------------                 Corporation
                  David W. Thompson

                /s/ SCOTT L. WEBSTER                       Director, Orbital Communications       March 31, 1999
-----------------------------------------------------                 Corporation
                  Scott L. Webster

                  /s/ CLAUDE SEGUIN                      Director, Teleglobe Mobile Investment    March 31, 1999
-----------------------------------------------------                    Inc.
                    Claude Seguin

               /s/ GUTHRIE J. STEWART                    Director, Teleglobe Mobile Investment    March 31, 1999
-----------------------------------------------------                    Inc.
                 Guthrie J. Stewart

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HERNDON, COMMONWEALTH OF VIRGINIA, ON MARCH 31, 1999.

                                          ORBCOMM GLOBAL CAPITAL CORP.

                                          By:     /s/ SCOTT L. WEBSTER
                                            ------------------------------------
                                                      Scott L. Webster
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURES                                          TITLE                       DATE
                     ----------                                          -----                       ----

                /s/ SCOTT L. WEBSTER                       President and Director of ORBCOMM      March 31, 1999
-----------------------------------------------------            Global Capital Corp.
                  Scott L. Webster                           (Principal Executive Officer)

                  /s/ JAMES SWOBODA                        (Principal Financial Officer and       March 31, 1999
-----------------------------------------------------        Principal Accounting Officer)
                    James Swoboda